Form 10-Q
period 1996-05-31
PACKAGING RESOURCES INC
filed 1996-07-15
CIK 825790

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549



                                      FORM 10-Q


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 31, 1996
                             -------------------------------------------------

                                          OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                              -------------------    -------------------------
Commission file number
                      --------------------------------------------------------

                           Packaging Resources Incorporated
                           --------------------------------
                (Exact name of registrant as specified in its charter)


     Delaware                                          36-3321568
- --------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


One Conway Park, 100 Field Drive, Suite 300, Lake Forest, Illinois   60045
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                        (Zip code)


                                       (847)295-6100
- --------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       [ ] Yes   [X] No



                        APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the amount outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of July 1, 1996, the issuer had outstanding 1,000 shares of Common Stock, $.01 par value per share.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           PACKAGING RESOURCES INCORPORATED
                         STATEMENTS OF OPERATIONS (UNAUDITED)
                            (DOLLAR AMOUNTS IN THOUSANDS)

                                       Three Months Ended
                                            May 31
                                     ------------------------
                                        1996          1995
                                      -----------  -----------

Net Sales                              $31,316       $36,335

Cost of goods sold                      25,356        30,142
                                      -----------  -----------
Gross Profit                             5,960         6,193

Selling, general & administrative
  expenses                               1,848         1,796
Amortization of intangibles and
  other assets                             174           599
                                      -----------  -----------
Operating income                         3,938         3,798

Interest expense                         2,416         2,769
                                      -----------  -----------
Income before income taxes and           1,522         1,029
  extraordinary item

Income tax expense                         654           422
                                      -----------  -----------
Income before extraordinary item           868           607

Extraordinary item -- write-off of
  unamortized deferred financing
  cost, net of tax                       1,064             0
                                      -----------  -----------
Net income(loss)                        ($196)          $607
                                      -----------  -----------
                                      -----------  -----------

See accompanying notes to financial statements.

                           PACKAGING RESOURCES INCORPORATED
                              BALANCE SHEETS (UNAUDITED)
                            (DOLLAR AMOUNTS IN THOUSANDS)

                                             May 31,        February 29,
                                              1996               1996
                                           -----------------------------
ASSETS
  Current assets:
     Cash and cash equivalents             $  4,179            $    398
     Account receivable, net                 11,670              10,719
     Inventories                             20,778              21,394
     Prepaid expenses                           960                 690
     Deferred income taxes                      922                 922
                                           --------            --------
  Total current assets                       38,509              34,123

  Property, plant, and equipment, net        52,433              52,352
  Intangibles, net                           20,281              20,454
  Other assets                                5,658               3,754
                                           --------            --------
                                           $116,881            $110,683
                                           --------            --------
                                           --------            --------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Current maturities of long-term debt  $    550            $ 10,350
     Accounts payable                         6,514               2,615
     Accrued expenses                         4,886               4,196
                                           --------            --------
  Total current liabilities                  11,950              17,161
                                           --------            --------
  Long-term debt, excluding current
    maturities                              110,700              67,174
  Deferred income taxes                       7,923               8,083
                                           --------            --------
  Total liabilities                        $130,573            $ 92,418

  Stockholders' equity:
     Common stock, $.01 par value.
       1,000 shares authorized,
       issued, and outstanding                    -                   -
     Additional paid-in capital            (11,483)              20,278
     Retained earnings (accumulated
       deficit)                             (2,209)             (2,013)
                                           --------            --------
  Total stockholders' equity              ($13,692)            $ 18,265
                                           --------            --------
                                           $116,881            $110,683
                                           --------            --------
                                           --------            --------

See accompanying notes to financial statements.

                           PACKAGING RESOURCES INCORPORATED
                         STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (DOLLAR AMOUNTS IN THOUSANDS)

                                                          Three Months Ended
                                                                 May 31
                                                         --------------------
                                                            1996         1995
                                                            ----         ----


Cash flows from operating activities:
   Net income (loss)                                       ($196)         $607
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                        2,413        2,879
       Deferred income taxes                                (160)        1,382
       Change in assets and liabilities:
         Change in current assets                           (605)        1,321
         Change in current liabilities                      4,589      (2,278)
       Write-off  of unamortized deferred financing
         costs                                              1,867            0
- --------------------------------------------------------------------------------
Net cash provided by operating activities                   7,908        3,911
- --------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of property, plant, and
     equipment                                                  0           26
   Capital expenditures                                   (1,942)        (740)
- --------------------------------------------------------------------------------
Net cash used in investing activities                     (1,942)        (714)
- --------------------------------------------------------------------------------
Cash flows from financing activities:
   Payments under credit agreement                        (2,250)      (1,000)
   Payments of promissory notes                             (550)        (800)
   Repayment of indebtedness under old credit
     agreement                                           (73,474)            0
   Proceeds from senior secured notes, net                105,850            0
   Dividends paid                                        (31,761)            0
- --------------------------------------------------------------------------------
Net cash used in financing activities                     (2,185)      (1,800)
- --------------------------------------------------------------------------------
Net increase in cash                                        3,781        1,397
Cash at beginning of period                                   398          232
- --------------------------------------------------------------------------------
Cash at end of period                                      $4,179       $1,629
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Supplemental disclosure of cash flow information -
  cash paid for:
   Interest                                                $1,593       $2,465
   Income taxes                                               $28           $8
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

See accompanying notes to financial statements.

                           PACKAGING RESOURCES INCORPORATED
                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)
                            (DOLLAR AMOUNTS IN THOUSANDS)

1)   BASIS OF PRESENTATION

          The balance sheet as of May 31, 1996 and the statements of operations and cash flows for the three month periods ended May 31, 1996 and 1995 have been prepared by the Company. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial statements for the interim periods included herein have been made. The results of operations for the three-month period ended May 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  DESCRIPTION OF BUSINESS

               Packaging Resources Incorporated (PRI or the Company) is a wholly owned subsidiary of Packaging Resources Group, Inc (Group). Group is a wholly owned subsidiary of HPH Industries, Ltd (HPH).

               The primary business of PRI is the manufacture and sale of plastic packaging for the food, dairy, and pharmaceutical industries and promotional beverage cups. PRI has manufacturing facilities in Coleman, Michigan; Fort Worth, Texas; Kansas City, Missouri; Mt. Carmel, Pennsylvania; and New Vienna, Ohio.

     (b)  INVENTORIES

               Inventories are stated at the lower of first-in, first-out cost or net realizable value.

     (c)  PROPERTY, PLANT, AND EQUIPMENT

               Property, plant, and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the following estimated useful lives of the assets:

          Furniture and fixtures   .  .  .  .  .  .  .  .  .  .      5 years
          Molds  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    3-5 years
          Machinery and equipment  .  .  .  .  .  .  .  .  .  .     13 years
          Buildings and improvements  .  .  .  .  .  .  .  .  .     25 years
          Land improvements  .  .  .  .  .  .  .  .  .  .  .  .     35 years

               Leasehold improvements are amortized ratably over the shorter of the lease term or estimated useful life of the assets.

     (d)  INTANGIBLES

               Intangibles consists of patent costs and the excess of the cost over the fair value of net assets purchased. The intangibles are amortized on a straight-line basis over their useful lives of 14 years to 40 years. Accumulated amortization was $3,865 and $4,038 at February 29, 1996 and May 31, 1996, respectively.

               At each balance sheet date, PRI evaluates the realizable value of intangibles on the basis of whether the intangibles are fully
          recoverable from projected, undiscounted net cash flows.   Based on
          its most recent analysis, PRI believes no impairment of the carrying values of intangibles exists.

     (e)  OTHER ASSETS

               The debt issuance costs included in other assets are amortized over their respective useful lives on the straight-line method.

     (f)  RETIREMENT PLANS

               PRI has two defined contribution retirement plans covering substantially all of its employees. PRI s Money Purchase Retirement Plan is funded entirely by employer contributions based upon a defined percentage of participating employees compensation. PRI also has a 401(k) plan where participants elect to have a designated percentage of their salary withheld and contributed to the plan.

     (g)  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     3)   INVENTORIES

               Inventories consist of the following at February 29, 1996 and May 31, 1996:
                                                   February 29,   May 31,
                                                       1996        1996
                                                       ----        ----
          Finished goods.  .  .  .  .  .  .  .  .    $13,065     $11,635
          Raw materials .  .  .  .  .  .  .  .  .      4,407       5,017
          Supplies and mold materials  .  .  .  .      3,922       4,126
                                                     -------     -------
               Total .  .  .  .  .  .  .  .  .  .    $21,394     $20,778

     4)   PROPERTY, PLANT, AND EQUIPMENT
               Property, plant, and equipment consist of the following at February 29, 1996 and May 31, 1996:

                                                   February 29,   May 31,
                                                       1996        1996
                                                       ----        ----
               Land  .  .  .  .  .  .  .  .        $     309    $     309
               Buildings.  .  .  .  .  .  .           10,156       10,156
               Machinery, equipment, and
                 fixtures  .  .  .  .  .  .           80,271       80,271
               Leasehold improvements  .  .              157          157
               Construction in progress.  .            1,562        3,504
                                                   ---------    ---------
                                                      92,455       94,397
               Less allowance for depreciation
                 and amortization.  .  .  .         (40,103)     (41,964)
                                                   ---------    ---------
                    Total  .  .  .  .  .  .        $  52,352    $  52,433


               Construction in progress includes machinery and equipment which have not yet been placed in service and molds which are in the process of being manufactured. Depreciation expense for the three months ending May 31, 1995 and May 31, 1996 was $1,865 and 1,869, respectively.


     5)   OTHER ASSETS

               Other assets consist of the following at February 29, 1996 and May 31, 1996:
                                                   February 29,   May 31,
                                                       1996        1996
                                                       ----        ----
               Debt issuance cost, net .  .  .  .    $ 2,213     $  4,125
               Leased equipment, net.  .  .  .  .      1,479        1,469
               Other .  .  .  .  .  .  .  .  .  .         62           64
                                                    --------     --------
                                                    $  3,754     $  5,658

               The debt issuance costs as of February 29, 1996, were incurred in connection with the revolving credit loan, the 12.5% senior subordinated notes issued by Group, and the term loan described in note 8. These cost were written-off in May 1996. The debt issuance costs as of May 31, 1996 were incurred in connection with the 11 5/8% Senior Secured Notes due 2003 and are being amortized over the remaining life of the debt. Amortization of the deferred financing costs was $415 and $370 for the three months ended May 31, 1995 and May 31, 1996, respectively.

     6)   LEASES

               PRI has several noncancelable operating leases for substantial portions of the Company's plant and office facilities and machinery and equipment. Leased plant and office facilities generally contain renewal options. Rental expense for operating leases for the three months ended May 31, 1995 and May 31, 1996 aggregated $539 and $456, respectively.

          Additionally, PRI has several facilities which are being subleased.

     7)   ACCRUED EXPENSES

               Accrued expenses consist of the following at February 29, 1996 and May 31, 1996:


                                                   February 29,   May 31,
                                                       1996        1996
                                                       ----        ----
          Interest. . . . . . . . . . . . . . .      $    27        467
          Vacation. . . . . . . . . . . . . . .        1,056      1,056
          Pension . . . . . . . . . . . . . . .          985      1,192
          Other . . . . . . . . . . . . . . . .        2,128      2,171
                                                     -------     ------
                                                     $ 4,196      4,886

     8)   LONG-TERM DEBT

               On March 31, 1995, PRI restructured their credit facility and debt covenants. In conjunction with this restructuring, PRI received a waiver for noncompliance with certain debt covenants through March 31, 1995. Thereafter, PRI was in compliance with all restructured debt covenants.

               On May 17, 1996, PRI issued $110 million in 11 5/8% Senior Secured Notes due 2003. The funds from this issuance were used to repay all outstanding borrowings of the existing senior secured credit facility of $73.5 million and to fund a dividend to Group of $31.7 million. At this time the Company also entered into a credit agreement that provides for a $20.0 million revolving loan facility.

               Long-term debt consist of the following at February 29, 1996 and May 31, 1996:
                                                   February 29,   May 31,
                                                       1996        1996
                                                       ----        ----
Revolving credit loan, interest at Base Rate
  during, 1995, paid off May 17, 1996 .  .  .  .      $15,000         0
Term loan, interest at prime rate plus 1.5%,
  payable in quarterly installments, paid off
  May 17, 1996.  .  .  .  .  .  .  .  .  .  .  .       60,724         0
Promissory note, interest at prime plus 0.75%
  and effective March 12, 1995, interest at
  prime plus 2.0%, payable in installments
  semiannually through July, 1997  .  .  .  .  .        1,500     1,250
Promissory note, interest-bearing at prime plus
  1.5% beginning January 1995; $800 payable in
  April, 1995 and $300 payable in March, 1996  .          300         0
Senior Secured Notes, interest at 11 5/8% paid
  semi-annual on May 1 and November 1; notes
  due May 1, 2003.  .  .  .  .  .  .  .  .  .  .            0   110,000
                                                      -------   -------
                                                       77,524   111,250
Less current maturities of long-term debt.  .  .       10,350       550
                                                      -------   -------
                                                       67,174   110,700

     9)   DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

               Cash, cash equivalents, receivables, accounts payable and accrue expenses: The carrying amounts approximate fair value due to the short maturity of these instruments.

               Notes payable: The carrying amounts approximate fair value as a majority of the obligations incur interest at a market rate. In addition, the significant terms of fixed rate obligations do not differ materially from those currently available to PRI.

     10)  RETIREMENT PLAN

               PRI has a defined contribution retirement plan covering substantially all employees and contributions are based upon a defined percentage of compensation. Provisions for the plan s contributions amounted to $196 and $207 for the three months ended May 31, 1995 and May 31, 1996, respectively. Provisions of the plan include 20% vesting per year.

     11)  RELATED-PARTY TRANSACTIONS

               PRI has various transactions with Group and HPH. These transactions include management fees and reimbursements to HPH of $167 and $162 for the three months ended May 31, 1995 and May 31, 1996, respectively.

     12)  BUSINESS AND CREDIT CONCENTRATIONS

               PRI's business is substantially dependent on a limited number of large customers. In the three months ended May 31, 1995 and May 31, 1996, PRI's ten largest customers accounted for approximately 79% and 78%, respectively, of its nets sales. PRI's largest customers are General Mills (including Yoplait), Dannon, and Ross Labs, which represented approximately 25.4%, 20.6%, and 14.7%, respectively, of PRI's net sales for the three months ended May 31, 1996. No customer other than General Mills, Dannon, or Ross Labs accounted for more than 5% of PRI's net sales during the three months ended May 31, 1996. Accounts Receivable from General Mills, Dannon, and Ross Labs totaled $5,976 and $5,902 at February 29, 1996 and May 31, 1996,
          respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NET SALES: Net sales decreased $5.0 million, or 13.8%, from $36.3 million in the first quarter of fiscal 1996 to $31.3 million in the first quarter of fiscal 1997. Packaging sales decreased $.4 million, or 1.4%, from $27.9 million in the first quarter of fiscal 1996 to $27.5 million in the first quarter of fiscal 1997. Net sales to Yoplait increased $.9 million in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996, primarily reflecting higher unit volume. This increase was offset with a decrease in net sales to Ross Labs and Dannon of $.4 million and $.3 million, respectively, primarily reflecting lower unit volume and the pass through of lower resin cost. Packaging sales were also adversely impacted by the Company s loss of certain lower margin accounts. Promotional sales decreased $4.6 million, or 55.0%, from $8.4 million in the first quarter of fiscal 1996 to $3.8 million in the first quarter of fiscal 1997. This decrease is primarily due to a major promotion that occurred during the first quarter of fiscal 1996 but was not repeated during the comparable period of fiscal 1997.

     GROSS PROFIT: Gross profit decreased $.2 million, from $6.2 million in the first quarter of fiscal 1996 to $6.0 million in the first quarter of fiscal 1997. Gross margins improved from 17.0% in the first quarter of fiscal 1996 to 19.0% in the first quarter of fiscal 1997. This increase in gross margin reflects a favorable shift in product mix to higher margin products and the lower costs of resin used in promotional beverage containers.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses remained flat at $1.8 million in the first quarter of fiscal 1996 and the first quarter of fiscal 1997 but increased as a percentage of net sales from 4.9% to 5.9% due to lower net sales.

     AMORTIZATION EXPENSE: Amortization expense decreased $.4 million, from $.6 million in the first quarter of fiscal 1996 to $.2 million in the first quarter of fiscal 1997. The decrease is primarily attributable to the non-compete agreement related to the purchase of Miner Container being fully amortized in fiscal 1996.

     OPERATING INCOME: Operating income increased $.1 million, from $3.8 million, or 10.5% of net sales, in the first quarter of fiscal 1996 to $3.9 million, or 12.6% on net sales, in the first quarter of fiscal 1997, reflecting the favorable change in product mix and decreased amortization expense noted above.

     INTEREST EXPENSE: Interest expense decreased $.4 million, from $2.8 million in the first quarter of fiscal 1996 to $2.4 million in the first quarter of fiscal 1997. The decrease is primarily due to lower average debt balances. Interest expense will increase in future periods as a result of the issuance of the Senior Secured Notes (as defined below).

     INCOME TAXES: Income taxes increased $.2 million, from $.4 million in the first quarter of fiscal 1996 to $.6 million in the first quarter of fiscal 1997 due to higher earnings. The Company's effective state and Federal tax rate was 41% in the first quarter of fiscal 1996 and 43% in the first quarter of fiscal 1997.

     INCOME BEFORE EXTRAORDINARY ITEM: For the reasons noted above, income before extraordinary item increased $.3 million, from $.6 million in the first quarter of fiscal 1996 to $.9 million in the first quarter of fiscal 1997.

     EXTRAORDINARY ITEM, NET OF TAX: In the first quarter of fiscal 1997, the Company recorded an extraordinary write-off net of taxes of $1.1 million for unamortized deferred financing costs related to bank debt which was repaid in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

Packaging Resources Incorporated issued $110.0 million in Senior Secured Notes due 2003 (the "Senior Secured Notes") in the first quarter of fiscal 1997. The net proceeds from this issuance were used to repay all outstanding borrowings of the existing senior secured credit facility of $73.5 million and to fund a dividend of $31.7 million to the sole stockholder of the Company. In conjunction with this transaction, the Company also entered into a credit agreement (the "Credit Agreement") that, subject to certain borrowing conditions and limitation, provides for borrowings of up to $20.0 million. As of May 31, 1996, there were no outstanding borrowings under the Credit Agreement.

Cash provided by operating activities increased to $7.9 million in the first quarter of fiscal 1997 from $3.9 million in the comparable quarter of fiscal 1996. The increase primarily reflects a $4.6 million increase in current liabilities that was primarily due to the timing of trade payables. Other assets increased $1.9 million primarily due to the deferral of $4.1 million of financing costs related to the issuance of Senior Secured Notes. This was partially offset by the write-off of $1.9 million of deferred financing cost related to certain bank debt that was paid off in May, 1996. The deferred financing costs will be amortized over the life of the notes. Stockholders' equity decreased $31.7 million due to the dividend payment to the sole stockholder of the Company.

Capital expenditures were $.7 million and $1.9 million for the first quarter of fiscal 1996 and 1997, respectively. PRI s estimated capital expenditures for the balance of fiscal 1997 are expected to range from $7.0 million to $8.0 million. These expenditures, which are intended to further expand production capacity and reduce costs, include (i) the engineering and manufacture of new production molds, (ii) the installation of automated packaging and handling systems, and (iii) the expansion of the Company's warehouse space.

Although there can be no assurances, the Company anticipates that its operating cash flow along with the borrowings available under the Credit Agreement, will be sufficient to meet its operating expenses, projected capital expenditures and debt service requirements as they become due.

Instruments relating to the Company's indebtedness, including the Credit Agreement and the indenture governing the Senior Secured Notes, contain financial and other covenants that restrict, among other things, the Company s ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. Such limitations, together with the highly leveraged nature of the Company, could limit corporate and operating activities, including the Company's ability to respond to market conditions to provide for unanticipated capital investments or to take advantage of business opportunities.

Part II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          N/A

ITEM 2.   CHANGES IN SECURITIES
          N/A

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          N/A

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          N/A

ITEM 5.   OTHER INFORMATION
          In June 1996, Dannon extended through December 31, 1999 the agreement whereby the Company will continue to supply all of Dannon's eight ounce yogurt containers.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (A) EXHIBITS:
          The following exhibit is included in this Report on Form 10-Q:
               27.1 Financial Data Schedule
          (B) REPORTS ON FORM 8-K:
          The Company did not file any reports on Form 8-K during the three months ended May 31, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PACKAGING RESOURCES INCORPORATED
                                   Registrant



Date July 15, 1996                 /s/  Jerry J. Corirossi
    ---------------------          ------------------------------
                                   Jerry J. Corirossi
                                   Vice President, Finance and Administration
                                   and Chief Financial Officer and duly
                                   authorized officer