Form 10-Q
period 1996-08-31
PACKAGING RESOURCES INC
filed 1996-09-25
CIK 825790

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  August 31, 1996
                                ------------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
                              ------------------------  ------------------------
Commission file number     333-05885
                       ---------------------------------------------------------

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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             [    ] Yes   [ X ] No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the amount outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 31, 1996, the issuer had outstanding 1,000 shares of Common Stock, $.01 par value per share.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        PACKAGING RESOURCES INCORPORATED
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                     Three Months Ended            Six Months Ended
                                                                         August 31                     August 31
                                                                 -------------------------     -------------------------
                                                                    1996           1995           1996           1995
                                                                 ----------     ----------     ----------     ----------
Net sales                                                           $29,463        $34,984        $60,779        $71,319

Cost of goods sold                                                   24,006         29,197         49,361         59,338

                                                                 ----------     ----------     ----------     ----------
Gross profit                                                          5,457          5,787         11,418         11,981

Selling, general & administrative expenses                            1,800          1,869          3,648          3,666
Amortization of intangibles and other assets                            173            599            346          1,197

                                                                 ----------     ----------     ----------     ----------
Operating income                                                      3,484          3,319          7,424          7,118

Interest expense                                                      3,402          2,728          5,818          5,497

                                                                 ----------     ----------     ----------     ----------
Income before income taxes and                                           82            591          1,606          1,621
     extraordinary item

Income tax expense                                                       35            242            690            664

                                                                 ----------     ----------     ----------     ----------
Income before extraordinary item                                         47            349            916            957

Extraordinary item -- write-off of unamortized deferred
  financing cost, net of tax                                              0              0          1,064              0
                                                                 ----------     ----------     ----------     ----------

Net income(loss)                                                        $47           $349          ($148)          $957
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                           BALANCE SHEETS (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                 August 31    February 29
                                                                   1996           1996
                                                               ------------   ------------
ASSETS
   Current assets:
      Cash and cash equivalents                                      $7,830           $398
      Account receivable, net                                        10,988         10,719
      Inventories                                                    20,257         21,394
      Prepaid expenses                                                  710            690
      Deferred income taxes                                             922            922

                                                               ------------   ------------
   Total current assets                                              40,707         34,123

   Property, plant, and equipment, net                               52,491         52,352
   Intangibles, net                                                  20,099         20,454
   Other assets                                                       5,500          3,754

                                                               ------------   ------------
                                                                   $118,797       $110,683
                                                               ------------   ------------
                                                               ------------   ------------

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
   Current liabilities:
      Current maturities of long-term debt                           $1,250        $10,350
      Accounts payable                                                6,748          2,615
      Accrued expenses                                                6,698          4,196
                                                               ------------   ------------
   Total current liabilities                                         14,696         17,161

   Long-term debt, excluding current maturities                     110,000         67,174
   Deferred income taxes                                              7,741          8,083

                                                               ------------   ------------
   Total liabilities                                               $132,437        $92,418

   Stockholder's equity (deficit):
      Common stock, $.01 par value.  1,000 shares authorized,
         issued, and outstanding                                          -              -
      Additional paid-in capital                                    (11,483)        20,278
      Retained earnings (accumulated deficit)                        (2,157)        (2,013)

                                                               ------------   ------------
   Total stockholder's equity (deficit)                            ($13,640)       $18,265

                                                               ------------   ------------
                                                                   $118,797       $110,683
                                                               ------------   ------------
                                                               ------------   ------------

See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                    Six Months Ended
                                                                                        August 31
                                                                                -------------------------
                                                                                  1996           1995
                                                                                  ----           ----
Cash flows from operating activities:
   Net income (loss)                                                                 ($148)          $957
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                               4,604          5,758
         Deferred income taxes                                                        (342)         1,607
         Change in assets and liabilities:
            Change in current assets                                                   867          2,182
            Change in current liabilities                                            6,629         (3,175)
         Write-off  of unamortized deferred financing costs                          1,867              0
- ---------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                           13,477          7,329
- ---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from sale of property, plant, and equipment                                  0             26
   Capital expenditures                                                             (3,860)        (1,510)
    (Increase) decrease in noncurrent assets                                             0         (1,536)
- ---------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                               (3,860)        (3,020)
- ---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Payments under credit agreement                                                  (2,250)        (2,500)
   Payments of promissory notes                                                       (550)          (800)
   Repayment of indebtedness under old credit agreement                            (73,474)             0
   Proceeds from senior secured notes, net                                         105,850              0
   Dividends paid                                                                  (31,761)             0
- ---------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                               (2,185)        (3,300)
- ---------------------------------------------------------------------------------------------------------

Net increase in cash                                                                 7,432          1,009
Cash at beginning of period                                                            398            232
- ---------------------------------------------------------------------------------------------------------

Cash at end of period                                                               $7,830         $1,241
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information - cash paid for:
      Interest                                                                      $1,637         $4,694
      Income taxes                                                                    $245            $22
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)

1)   BASIS OF PRESENTATION
               The balance sheet as of August 31, 1996 and the statements of operations for the three and six month periods ended August 31, 1996 and the statement of cash flows for the six month periods ended August 31, 1996 and 1995 have been prepared by Packaging Resources Incorporated (PRI or the Company). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial statements for the interim periods included herein have been made. The results of operations for the three and six month periods ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a)  DESCRIPTION OF BUSINESS
               The Company is a wholly owned subsidiary of Packaging Resources Group, Inc (Group). Group is a wholly owned subsidiary of HPH Industries, Ltd (HPH).

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

                    Furniture and fixtures . . . . . . . . .     5 years
                    Molds. . . . . . . . . . . . . . . . . .   3-5 years
                    Machinery and equipment. . . . . . . . .    13 years
                    Buildings and improvements . . . . . . .    25 years
                    Land improvements. . . . . . . . . . . .    35 years

               Leasehold improvements are amortized ratably over the shorter of the lease term or estimated useful life of the assets.

     (d)  INTANGIBLES
               Intangibles consists of patent costs and the excess of the cost over the fair value of net assets purchased. The intangibles are amortized on a straight-line basis over their useful lives of 14 to 40 years. Accumulated amortization was $3,865 and $4,220 at February 29, 1996 and August 31, 1996, respectively.
               At each balance sheet date, PRI evaluates the realizable value of intangibles on the basis of whether the intangibles are fully recoverable from projected, undiscounted net cash flows. Based on its most recent analysis, PRI believes no impairment of the carrying values of intangibles exists.

     (e)  OTHER ASSETS
               The debt issuance costs included in other assets are amortized over their respective useful lives on the straight-line method.

     (f)  RETIREMENT PLANS
               PRI has two defined contribution retirement plans covering substantially all of its employees. PRI's Money Purchase Retirement Plan is funded entirely by employer contributions based upon a defined percentage of participating employees compensation. PRI also has a 401(k) plan where participants elect to have a designated percentage of their salary withheld and contributed to the plan.

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

3)   INVENTORIES
               Inventories consist of the following at February 29, 1996 and August 31, 1996:

                                                        February 29,  August 31,
                                                            1996         1996
                                                            ----         ----
               Finished goods. . . . . . . . . . . . .    $13,065       $11,782
               Raw materials . . . . . . . . . . . . .      4,407         4,708
               Supplies and mold materials . . . . . .      3,922         3,767
                                                          -------       -------
               Total . . . . . . . . . . . . . . . . .    $21,394       $20,257

4)   PROPERTY, PLANT, AND EQUIPMENT
               Property, plant, and equipment consist of the following at February 29, 1996 and August 31, 1996:

                                                        February 29,  August 31,
                                                            1996         1996
                                                            ----         ----
               Land. . . . . . . . . . . . . . . . . .    $   309       $   309
               Buildings . . . . . . . . . . . . . . .     10,156        10,156
               Machinery, equipment, and fixtures. . .     80,271        80,366
               Leasehold improvements. . . . . . . . .        157         1,578
               Construction in progress. . . . . . . .      1,562         3,906
                                                          -------       -------
                                                           92,455        96,315
               Less allowance for depreciation
                 and amortization. . . . . . . . . . .    (40,103)      (43,824)
                                                          -------       -------
                        Total. . . . . . . . . . . . .    $52,352       $52,491

               Construction in progress includes machinery and equipment which have not yet been placed in service and molds which are in the process of being manufactured. Depreciation expense for the three months ending August 31, 1995 and August 31, 1996 was $3,731 and $3,739, respectively.

5)   OTHER ASSETS
               Other assets consist of the following at February 29, 1996 and August 31, 1996:
                                                        February 29,  August 31,
                                                            1996         1996
                                                            ----         ----
               Debt issuance cost, net . . . . . .        $ 2,213       $ 3,977
               Leased equipment, net . . . . . . .          1,479         1,460
               Other . . . . . . . . . . . . . . .             62            63
                                                          -------       -------
                                                          $ 3,754       $ 5,500

               The debt issuance costs as of February 29, 1996 were incurred in connection with the revolving credit loan, the 12.5% senior subordinated notes issued by Group, and the term loan described in note 8. These costs were written-off in May 1996. The debt issuance costs as of August 31, 1996 were incurred in connection with the issue of the 11 5/8% Senior Secured Notes due 2003 and are being amortized over the remaining life of the debt. Amortization of the deferred financing costs was $830 and $519 for the three months ended August 31, 1995 and August 31, 1996, respectively.

6)   LEASES
               PRI has several noncancelable operating leases for substantial portions of the Company's plant and office facilities and machinery and equipment. Leased plant and office facilities generally contain renewal options. Rental expense for operating leases for the three months ended August 31, 1995 and August 31, 1996 aggregated $560 and $471, respectively. Additionally, PRI has several facilities which are being subleased.

7)   ACCRUED EXPENSES
               Accrued expenses consist of the following at February 29, 1996 and August 31, 1996:
                                                        February 29,  August 31,
                                                            1996         1996
                                                            ----         ----
               Interest. . . . . . . . . . . . . .        $    27       $ 3,653
               Vacation. . . . . . . . . . . . . .          1,056         1,056
               Pension . . . . . . . . . . . . . .            985           727
               Other . . . . . . . . . . . . . . .          2,128         1,262
                                                          -------       -------
                                                          $ 4,196        $6,698

8)   LONG-TERM DEBT
               On March 31, 1995, PRI restructured its credit facility and debt covenants. In conjunction with this restructuring, PRI received a waiver for noncompliance with certain debt covenants through March 31, 1995. Thereafter, PRI was in compliance with all restructured debt covenants.
               On May 17, 1996, PRI issued $110 million in 11 5/8% Senior Secured Notes due 2003. The net proceeds from this issuance were used to repay all outstanding borrowings under the existing senior secured credit facility of $73.5 million and to fund a dividend to Group of $31.7 million. At this time the Company also entered into a credit agreement that provides for a $20.0 million revolving loan facility.
               Long-term debt consist of the following at February 29, 1996 and August 31, 1996:
                                                        February 29,  August 31,
                                                            1996         1996
                                                            ----         ----
               Revolving credit loan, interest
                 at Base Rate during 1995, paid
                 off May 17, 1996. . . . . . . . .        $15,000            $0
               Term loan, interest at prime rate
                 plus 1.5%, payable in quarterly
                 installments, paid off
                 May 17, 1996. . . . . . . . . . .         60,724             0
               Promissory note, interest at prime
                 plus 0.75% and effective
                 March 12, 1995, interest at
                 prime plus 2.0%, payable in
                 installments semiannually through
                 July, 1997. . . . . . . . . . . .          1,500         1,250
               Promissory note, interest-bearing at
                 prime plus 1.5% beginning
                 January 1995; $800 payable in
                 April, 1995 and $300 payable in
                 March, 1996 . . . . . . . . . . .            300             0
               Senior Secured Notes, interest at
                 11 5/8% paid semiannual on May 1
                 and November 1; notes due
                 May 1, 2003 . . . . . . . . . . .              0       110,000
                                                         --------      --------
                                                           77,524       111,250
               Less current maturities of long-
                 term debt . . . . . . . . . . . .         10,350         1,250
                                                         --------      --------
                                                          $67,174      $110,000

9)   DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
               Cash, cash equivalents, receivables, accounts payable and accrued expenses: The carrying amounts approximate fair value due to the short maturity of these instruments.

               Notes payable: The carrying amounts approximate fair value as a majority of the obligations incur interest at a market rate. In addition, the significant terms of fixed rate obligations do not differ materially from those currently available to PRI.

10)  RETIREMENT PLAN
               PRI has a defined contribution retirement plan covering substantially all employees and contributions are based upon a defined percentage of compensation. Provisions for the plan's contributions amounted to $391 and $412 for the six months ended August 31, 1995 and August 31, 1996, respectively. Provisions of the plan include 20% vesting per year.

11)  RELATED-PARTY TRANSACTIONS
               PRI has various transactions with Group and HPH. These transactions include management fees and reimbursements to HPH of $167 and $176 for the three months ended August 31, 1995 and August 31, 1996, respectively.

12)  BUSINESS AND CREDIT CONCENTRATIONS
               PRI's business is substantially dependent on a limited number of large customers. In the three months ended August 31, 1995 and August 31, 1996, PRI's ten largest customers accounted for approximately 77% and 76%, respectively, of its nets sales. PRI's largest customers are General Mills (including Yoplait), Dannon, and Ross Labs, which represented approximately 26.6%, 19.9%, and 16.4%, respectively, of PRI's net sales for the three months ended August 31, 1996. No customer other than General Mills, Dannon, or Ross Labs accounted for more than 5% of PRI's net sales during the three months ended August 31, 1996. Accounts receivable from General Mills, Dannon, and Ross Labs totaled $5,976 and $6,384 at February 29, 1996 and August 31, 1996, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS PERIOD ENDED AUGUST 31, 1996 COMPARED TO
                        THE THREE MONTHS PERIOD ENDED AUGUST 31, 1995

     NET SALES: Net sales decreased $5.5 million, or 15.8%, from $35.0 million in the second quarter of fiscal 1996 to $29.5 million in the second quarter of fiscal 1997. Packaging sales decreased $1.1 million, or 4.0%, from $27.7 million in the second quarter of fiscal 1996 to $26.6 million in the second quarter of fiscal 1997. Packaging sales were adversely impacted by the Company's loss of certain lower margin accounts. Also, net sales of refrigerated yogurt containers were down in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996, primarily reflecting the pass through of lower resin costs. Promotional sales decreased $4.4 million, or 60.3%, from $7.3 million in the second quarter of fiscal 1996 to $2.9 million in the second quarter of fiscal 1997. This decrease is primarily due to a lower level of plastic drink cup promotions by the Company's principal customers during the second quarter of fiscal 1997 when compared to the second quarter of fiscal 1996.

     GROSS PROFIT: Gross profit decreased $.3 million, from $5.8 million in the second quarter of fiscal 1996 to $5.5 million in the second quarter of fiscal 1997. Gross margins improved from 16.5% in the second quarter of fiscal 1996 to 18.5% in the second quarter of fiscal 1997. This increase in gross margin reflects a favorable shift in product mix to higher margin products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses decreased $.1 million from $1.9 million in the second quarter of fiscal year 1996 to $1.8 million in the second quarter 1997 but increased as a percentage of net sales from 5.3% to 6.1% due to lower net sales.

     AMORTIZATION EXPENSE: Amortization expense decreased $.4 million, from $.6 million in the second quarter of fiscal 1996 to $.2 million in the second quarter of fiscal 1997. The decrease is primarily attributable to the non-compete agreement related to the purchase of Miner Container being fully amortized in fiscal 1996.

     OPERATING INCOME: Operating income increased $.2 million, from $3.3 million, or 9.5% of net sales, in the second quarter of fiscal 1996 to $3.5 million, or 11.8% of net sales, in the second quarter of fiscal 1997, reflecting the favorable change in product mix and decreased amortization expense noted above.

     INTEREST EXPENSE: Interest expense increased $.7 million, from $2.7 million in the second quarter of fiscal 1996 to $3.4 million in the second quarter of fiscal 1997. The increase is primarily due to the issuance of the Senior Secured Notes (as defined below).

     INCOME TAXES: Income taxes decreased $.2 million, from $.2 million in the second quarter of fiscal 1996 to $.04 million in the second quarter of fiscal 1997, due to lower earnings. The Company's effective state and Federal tax rate was 41% in the second quarter of fiscal 1996 and 43% in the second quarter of fiscal 1997.

     INCOME BEFORE EXTRAORDINARY ITEM: For the reasons noted above, income before extraordinary item decreased $.25 million, from $.3 million in the second quarter of fiscal 1996 to $.05 million in the second quarter of fiscal 1997.

RESULTS OF OPERATIONS - SIX MONTHS PERIOD ENDED AUGUST 31, 1996 COMPARED TO THE
                        SIX MONTHS PERIOD ENDED AUGUST 31, 1995

     NET SALES: Net sales decreased $10.5 million, or 14.7%, from $71.3 million in the first six months of fiscal 1996 to $60.8 million in the first six months of fiscal 1997. Packaging sales decreased $1.6 million, or 2.9%, from $55.7 million in the first six months of fiscal 1996 to $54.1 million in the first six months of fiscal 1997. Packaging sales were adversely impacted by the Company's loss of certain lower margin accounts. Promotional sales decreased $9.1 million, or 57.9%, from $15.7 million in the first six months of fiscal 1996 to $6.6 million in the first six months of fiscal 1997. This decrease is primarily due to a lower level of plastic drink cup promotions by the Company's principal customers during the first six months of fiscal 1997 when compared to the first six months of fiscal 1996.

     GROSS PROFIT: Gross profit decreased $.6 million, from $12.0 million in the first six months of fiscal 1996 to $11.4 million in the first six months of fiscal 1997. Gross margins improved from 16.8% in the second quarter of fiscal 1996 to 18.8% in the second quarter of fiscal 1997. This increase in gross margin reflects a favorable shift in product mix to higher margin products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses remained flat at $3.6 million during the first six months of fiscal 1996 and the first six months of fiscal 1997 but increased as a percentage of net sales from 5.1% to 6.0% due to lower net sales.

     AMORTIZATION EXPENSE: Amortization expense decreased $.9 million, from $1.1 million in the first six months of fiscal 1996 to $.3 million in the first six months of fiscal 1997. The decrease is primarily attributable to the non-compete agreement related to the purchase of Miner Container being fully amortized in fiscal 1996.

     OPERATING INCOME: Operating income increased $.3 million, from $7.1 million, or 10.0% of net sales, in the first six months of fiscal 1996 to $7.4 million, or 12.2% of net sales, in the first six months of fiscal 1997, reflecting the favorable change in product mix and decreased amortization expense noted above.

     INTEREST EXPENSE: Interest expense increased $.3 million, from $5.5 million in the first six months of fiscal 1996 to $5.8 million in the first six months of fiscal 1997. The increase is primarily due to the issuance of the Senior Secured Notes (as defined below).

     INCOME TAXES: Income taxes remained flat at $.7 million. The Company's effective state and Federal tax rate was 41% in the first six months of fiscal 1996 and 43% in the first six months of fiscal 1997.

     INCOME BEFORE EXTRAORDINARY ITEM: For the reasons noted above, income before extraordinary item remained flat at $.9 million in the first six months of fiscal 1996 and the first six months of fiscal 1997.

     EXTRAORDINARY ITEM, NET OF TAX: In the first six months of fiscal 1997, the Company recorded an extraordinary write-off net of taxes of $1.1 million for unamortized deferred financing costs related to bank debt which was repaid in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

PRI issued $110.0 million in Senior Secured Notes due 2003 (the "Senior Secured Notes") in May 1996. The net proceeds from this issuance were used to repay all outstanding borrowings of the then existing senior secured credit facility (the "Old Credit Agreement") of $73.5 million and to fund a dividend of $31.7 million to the sole stockholder of the Company. In conjunction with this transaction, the Company also entered into a credit agreement (the "Credit Agreement") that, subject to certain borrowing conditions and limitation, provides for borrowings of up to $20.0 million. As of August 31, 1996, there were no outstanding borrowings under the Credit Agreement.

Cash provided by operating activities increased to $13.5 million in the first six months of fiscal 1997 from $7.3 million in the comparable period of fiscal 1996. The increase primarily reflects a $6.6 million increase in current liabilities that was primarily due to the timing of trade payables and the fact that interest on the Senior Secured Notes is payable semi-annually commencing November 1, 1996, whereas the interest under the Old Credit Agreement was payable monthly. Other assets increased $1.9 million primarily due to the deferral of $4.1 million of financing costs related to the issuance of the Senior Secured Notes. This was partially offset by the write-off of $1.9 million of deferred financing cost related to certain bank debt that was paid off in May, 1996. The deferred financing costs will be amortized over the life of the notes. Stockholder's equity decreased $31.7 million due to the dividend payment to the sole stockholder of the Company.

Capital expenditures were $1.5 million and $3.9 million for the first six months of fiscal 1996 and 1997, respectively. PRI's estimated capital expenditures for the balance of fiscal 1997 are expected to range from $4.0 million to $5.0 million. These expenditures, which are intended to further expand production capacity and reduce costs, include (i) the engineering and manufacture of new production molds, (ii) the installation of automated packaging and handling systems, and (iii) the expansion of the Company's warehouse space.

Although there can be no assurances, the Company anticipates that its operating cash flow along with the borrowings available under the Credit Agreement, will be sufficient to meet its operating expenses, projected capital expenditures and debt service requirements as they become due.

Instruments relating to the Company's indebtedness, including the Credit Agreement and the indenture governing the Senior Secured Notes, contain financial and other covenants that restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. Such limitations, together with the highly leveraged nature of the Company, could limit corporate and operating activities, including the Company's ability to respond to market conditions to provide for unanticipated capital investments or to take advantage of business opportunities.

Part II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          N/A

ITEM 2.   CHANGES IN SECURITIES
          N/A

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          N/A

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          N/A

ITEM 5.   OTHER INFORMATION
          N/A

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) EXHIBITS:  The following exhibit is included in this Report on
                         Form 10-Q:
                         27.1    Financial Statement Schedule
          (b) REPORTS ON FORM 8-K:  The Company did not file any reports on
                                    Form 8-K during the three months ended
                                    August 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PACKAGING RESOURCES INCORPORATED
                                   --------------------------------
                                   Registrant



Date:  September 25, 1996          /s/  Jerry J. Corirossi
                                   --------------------------------
                                   Jerry J. Corirossi
                                   Vice President, Finance and Administration
                                   and Chief Financial Officer and duly
                                   authorized officer