Form 10-Q
period 1996-11-30
PACKAGING RESOURCES INC
filed 1997-01-13
CIK 825790

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  November 30, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________to_____________________
Commission file number 333-05885

                        Packaging Resources Incorporated
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     36-3321568
--------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


One Conway Park, 100 Field Drive, Suite 300, Lake Forest, Illinois    60045
-------------------------------------------------------------------------------
        (Address of principal executive offices)                    (Zip code)


                                  (847)295-6100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  [ X ] Yes   [   ] No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the amount outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          As of November 30, 1996, the issuer had outstanding 1,000 shares of Common Stock, $.01 par value per share.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                        PACKAGING RESOURCES INCORPORATED
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)



                                               Three Months Ended     Nine Months Ended
                                                  November 30            November 30
                                               ------------------     -----------------

                                                 1996       1995       1996       1995
                                               --------   -------     -------   --------
Net sales                                       $30,298   $33,073     $91,077   $104,392

Cost of goods sold                               25,181    27,462      74,543     86,801

                                               --------   -------     -------   --------
Gross profit                                      5,117     5,611      16,534     17,591

Selling, general & administrative expenses        1,724     1,498       5,372      5,163
Amortization of intangibles and other assets        173       599         519      1,796

                                               --------   -------     -------   --------
Operating income                                  3,220     3,514      10,643     10,632

Interest expense                                  3,398     2,651       9,216      8,148

                                               --------   -------     -------   --------
Income before income taxes and                     (178)      863       1,427      2,484
     extraordinary item

Income tax expense                                  (76)      354         614      1,018

                                               --------   -------     -------   --------
Income (Loss) before extraordinary item            (102)      509         813      1,466

Extraordinary item -- write-off of unamortized
  deferred financing cost, net of tax                 0         0       1,064          0

                                               --------   -------     -------   --------
Net income(loss)                                  ($102)     $509       ($251)    $1,466
                                               --------   -------     -------   --------
                                               --------   -------     -------   --------


See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                           BALANCE SHEETS (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)



                                                                 November 30     February 29,
                                                                     1996            1996
                                                                 -----------     ------------
ASSETS
   Current assets:
      Cash and cash equivalents                                      $5,064           $398
      Account receivable, net                                        10,475         10,719
      Inventories                                                    21,340         21,394
      Prepaid expenses                                                  600            690
      Deferred income taxes                                             922            922
                                                                 ----------      ---------
   Total current assets                                              38,401         34,123

   Property, plant, and equipment, net                               52,286         52,352
   Intangibles, net                                                  20,698         20,454
   Other assets                                                       5,762          3,754

                                                                 ----------      ---------
                                                                   $117,147       $110,683
                                                                 ----------      ---------
                                                                 ----------      ---------
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
   Current liabilities:
      Current maturities of long-term debt                             $950        $10,350
      Accounts payable                                                7,109          2,615
      Accrued expenses                                                5,239          4,196
                                                                 ----------      ---------
   Total current liabilities                                         13,298         17,161

   Long-term debt, excluding current maturities                     110,000         67,174
   Deferred income taxes                                              7,595          8,083

                                                                 ----------      ---------
   Total liabilities                                               $130,893        $92,418

   Stockholder's equity (deficit):
      Common stock, $.01 par value.  1,000 shares authorized,
        issued, and outstanding                                           -              -
      Additional paid-in capital                                    (11,483)        20,278
      Retained earnings (accumulated deficit)                        (2,263)        (2,013)

                                                                 ----------      ---------
   Total stockholder's equity (deficit)                            ($13,746)       $18,265

                                                                 ----------      ---------
                                                                   $117,147       $110,683
                                                                 ----------      ---------
                                                                 ----------      ---------


See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)



                                                                     Nine Months Ended
                                                                        November 30
                                                                 ---------------------------
                                                                    1996           1995
                                                                    ----           ----
Cash flows from operating activities:
    Net income (loss)                                                 ($251)        $1,466
    Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                 6,794          8,637
        Deferred income taxes                                          (488)         1,922
        Change in assets and liabilities:
          Change in current assets                                      469          4,282
          Change in current liabilities                               5,539         (2,057)
        Write-off  of unamortized deferred financing costs            1,867              0
-------------------------------------------------------------------------------------------
Net cash provided by operating activities                            13,930         14,250
-------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Proceeds from sale of property, plant, and equipment                  0            105
    Capital expenditures                                             (5,515)        (1,993)
    (Increase) decrease in noncurrent assets                           (764)        (1,536)
-------------------------------------------------------------------------------------------
Net cash used in investing activities                                (6,279)        (3,424)
-------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Payments under credit agreement                                  (2,250)        (4,102)
    Payments of promissory notes                                       (850)        (1,050)
    Repayment of indebtedness under old credit agreement            (73,474)             0
    Proceeds from senior secured notes, net                         105,350              0
    Dividends paid                                                  (31,761)             0
-------------------------------------------------------------------------------------------
Net cash used in financing activities                                (2,985)        (5,152)
-------------------------------------------------------------------------------------------
Net increase in cash                                                  4,666          5,674
Cash at beginning of period                                             398            232
-------------------------------------------------------------------------------------------
Cash at end of period                                                $5,064         $5,906
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information - cash paid for:
      Interest                                                       $7,516         $6,886
      Income taxes                                                     $342            $65
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------


 See accompanying notes to financial statements.

                            PACKAGING RESOURCES INCORPORATED
                              NOTES TO FINANCIAL STATEMENTS
                                       (UNAUDITED)
                                (DOLLAR AMOUNTS IN THOUSANDS)

1) BASIS OF PRESENTATION

          The balance sheet as of November 30, 1996 and the statements of operations for the three and nine month periods ended November 30, 1996 and the statement of cash flows for the nine month periods ended November 30, 1996 and 1995 have been prepared by Packaging Resources Incorporated (PRI or the Company). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial statements for the interim periods included herein have been made. The results of operations for the three and nine month periods ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

   (d) INTANGIBLES

          Intangibles consists of patent costs and the excess of the cost over the fair value of net assets purchased. The intangibles are amortized on a straight-line basis over their useful lives of 14 to 40 years. Accumulated amortization was $3,865 and $4,384 at February 29, 1996 and November 30, 1996, respectively.

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

3) INVENTORIES

          Inventories consist of the following at February 29, 1996 and November 30, 1996:

                                                   February 29, November 30,
                                                       1996        1996
                                                       ----        ----
          Finished goods .  .  .  .  .  .  .  .  .   $13,065     $12,376
          Raw materials  .  .  .  .  .  .  .  .  .     4,407       5,026
          Supplies and mold materials.  .  .  .  .     3,922       3,938
                                                     -------     -------
          Total .  .  .  .  .  .  .  .  .  .  .  .   $21,394     $21,340

4) PROPERTY, PLANT, AND EQUIPMENT

          Property, plant, and equipment consist of the following at February 29, 1996 and November 30, 1996:

                                                   February 29, November 30,
                                                       1996        1996
                                                       ----        ----
          Land  .  .  .  .  .  .  .  .  .  .  .  .  $   309      $   309
          Buildings   .  .  .  .  .  .  .  .  .  .   10,156       10,174
          Machinery, equipment, and fixtures  .  .   80,271       82,285
          Leasehold improvements  .  .  .  .  .  .      157        1,612
          Construction in progress   .  .  .  .  .    1,562        3,590
                                                    -------      -------
                                                     92,455       97,970
          Less allowance for depreciation and
            amortization .  .  .  .  .  .  .  .  .  (40,103)     (45,684)
                                                    --------     -------
                Total    .  .  .  .  .  .  .  .  .   $52,352     $52,286

          Construction in progress includes machinery and equipment which have not yet been placed in service and molds which are in the process of being manufactured. Depreciation expense for the three months ending November 30, 1995 and November 30, 1996 was $1,865 and $1,869 respectively.

5) OTHER ASSETS

          Other assets consist of the following at February 29, 1996 and November 30, 1996:

                                                   February 29, November 30,
                                                       1996        1996
                                                       ----        ----
               Debt issuance cost, net .  .  .  .    $2,213        $4,330
               Leased equipment, net   .  .  .  .     1,479         1,370
               Other .  .  .  .  .  .  .  .  .  .        62            62
                                                     ------        ------
                                                     $3,754        $5,762

          The debt issuance costs as of February 29, 1996, were incurred in connection with the revolving credit loan, the 12.5% senior subordinated notes issued by Group, and the term loan described in note 8. These costs were written-off in May 1996. The debt issuance costs as of November 30, 1996 were incurred in connection with the issue of the 11 5/8% Senior Secured Notes due 2003 and are being amortized over the remaining life of the debt. Amortization of the deferred financing costs was $415 and $148 for the three months ended November 30, 1995 and November 30, 1996, respectively.

6) LEASES

          PRI has several noncancelable operating leases for substantial portions of the Company's plant and office facilities and machinery and equipment. Leased plant and office facilities generally contain renewal options. Rental expense for operating leases for the three months ended November 30, 1995 and November 30, 1996 aggregated $475 and $428, respectively.

          Additionally, PRI has several facilities which are being subleased.

7) ACCRUED EXPENSES

          Accrued expenses consist of the following at February 29, 1996 and November 30, 1996:

                                                   February 29, November 30,
                                                       1996        1996
                                                       ----        ----
          Interest .  .  .  .  .  .  .  .  .  .      $   27      $  983
          Vacation .  .  .  .  .  .  .  .  .  .       1,056       1,056
          Pension  .  .  .  .  .  .  .  .  .  .         985         923
          Other .  .  .  .  .  .  .  .  .  .  .       2,128       2,277
                                                     ------      ------
                                                     $4,196      $5,239

8) LONG-TERM DEBT

         On March 31, 1995, PRI restructured its credit facility and debt covenants. In conjunction with this restructuring, PRI received a waiver for noncompliance with certain debt covenants through March 31, 1995. Thereafter, PRI was in compliance with all restructured debt covenants.

          On May 17, 1996, PRI issued $110 million in 11 5/8% Senior Secured Notes due 2003. The net proceeds from this issuance were used to repay all outstanding borrowings under the existing senior secured credit facility of $73.5 million and to fund a dividend to Group of $31.7 million. At this time the Company also entered into a credit agreement that provides for a $20.0 million revolving loan facility. Long-term debt consist of the following at February 29, 1996 and November 30, 1996:

                                                   February 29, November 30,
                                                       1996        1996
                                                       ----        ----
     Revolving credit loan, interest at Base Rate
       during 1995, paid off May 17, 1996 .  .  .  .  $15,000    $      0
     Term loan, interest at prime rate plus 1.5%,
       payable  in quarterly installments, paid off
       May 17, 1996  .  .  .  .  .  .  .  .  .  .  .   60,724           0
     Promissory note, interest at prime plus 0.75%
       and effective March 12, 1995, interest at
       prime plus 2.0%, payable in installments
       semiannually through July, 1997  .  .  .  .  .   1,500         950
     Promissory note, interest-bearing at prime plus
        1.5% beginning January 1995; $800 payable in
        April, 1995 and $300 payable in March, 1996 .     300           0
     Senior Secured Notes, interest at 11 5/8% paid
       semi-annual on May 1 and November 1; notes due
       May 1, 2003 .  .  .  .  .  .  .  .  .  .  .  .       0     110,000
                                                      -------    --------
                                                       77,524     110,950
     Less current maturities of long-term debt.  .  .  10,350         950
                                                      -------    --------
                                                      $67,174    $110,000

9) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

          Cash, cash equivalents, receivables, accounts payable and accrued expenses: The carrying amounts approximate fair value due to the short maturity of these instruments.

          Notes payable: The carrying amounts approximate fair value as the obligations incur interest at a market rate. In addition, the significant terms of fixed rate obligations do not differ materially from those currently available to PRI.

10) RETIREMENT PLAN

          PRI has a defined contribution retirement plan covering
     substantially all employees and   contributions are based upon a defined
     percentage of compensation. Provisions for the plan's contributions amounted to $206 and $196 for the three months ended November 30, 1995 and November 30, 1996, respectively. Provisions of the plan include 20% vesting per year.

11) RELATED-PARTY TRANSACTIONS

          PRI has various transactions with Group and HPH. These transactions include management fees and reimbursements to HPH of $165 and $167 for the three months ended November 30, 1995 and November 30, 1996, respectively.

12) BUSINESS AND CREDIT CONCENTRATIONS

          PRI's business is substantially dependent on a limited number of large customers. In the three months ended November 30, 1995 and November 30, 1996, PRI's ten largest customers accounted for approximately 76% and 81%, respectively, of its nets sales. PRI's largest customers are General Mills (including Yoplait), Ross Labs, and Dannon, which represented approximately 25.8%, 20.3%, and 18.2%, respectively, of PRI's net sales for the three months ended November 30, 1996. No customer other than General Mills, Dannon, or Ross Labs accounted for more than 5% of PRI's net sales during the three months ended November 30, 1996. Accounts receivable from General Mills, Dannon, and Ross Labs totaled $5,976 and $5,843 at February 29, 1996 and November 30, 1996, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS PERIOD ENDED NOVEMBER 30, 1996 COMPARED TO
                        THE THREE MONTHS PERIOD ENDED NOVEMBER 30, 1995

     NET SALES: Net sales decreased $2.7 million, or 8.2%, from $33.0 million in the third quarter of fiscal 1996 to $30.3 million in the third quarter of fiscal 1997. Packaging sales decreased $.6 million, or 2.1%, from $28.5 million in the third quarter of fiscal 1996 to $27.9 million in the third quarter of fiscal 1997. Packaging sales were adversely impacted by the Company's loss of certain lower margin accounts. Promotional sales decreased $2.1 million, or 46.7%, from $4.5 million in the third quarter of fiscal 1996 to $2.4 million in the third quarter of fiscal 1997. This decrease is primarily due to a lower level of plastic drink cup promotions by the Company's principal customers during the third quarter of fiscal 1997 when compared to the third quarter of fiscal 1996.

     GROSS PROFIT: Gross profit decreased $.5 million, from $5.6 million in the third quarter of fiscal 1996 to $5.1 million in the third quarter of fiscal 1997. Gross margins decreased slightly from 17.0% in the third quarter of fiscal 1996 to 16.9% in the third quarter of fiscal 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased $.2 million from $1.5 million in the third quarter of fiscal year 1996 to $1.7 million in the third quarter 1997 and increased as a percentage of net sales from 4.5% to 5.7% due to lower net sales.

     AMORTIZATION EXPENSE: Amortization expense decreased $.4 million, from $.6 million in the third quarter of fiscal 1996 to $.2 million in the third quarter of fiscal 1997. The decrease is primarily attributable to the non-compete agreement related to the purchase of Miner Container being fully amortized in fiscal 1996.

     OPERATING INCOME: Operating income decreased $.3 million, from $3.5 million, or 10.6% of net sales, in the third quarter of fiscal 1996 to $3.2 million, or 10.6% of net sales, in the third quarter of fiscal 1997.

     INTEREST EXPENSE: Interest expense increased $.7 million, from $2.7 million in the third quarter of fiscal 1996 to $3.4 million in the third quarter of fiscal 1997. The increase is primarily due to the issuance of the Senior Secured Notes (as defined below).

     INCOME TAXES: Income taxes decreased $.48 million, from $.4 million in the third quarter of fiscal 1996 to a credit of $.08 million in the third quarter of fiscal 1997, due to lower earnings. The Company's effective state and Federal tax rate was 41% in the third quarter of fiscal 1996 and 43% in the third quarter of fiscal 1997.

     INCOME (LOSS) BEFORE EXTRAORDINARY ITEM: For the reasons noted above, income before extraordinary item of $.5 million in the third quarter of fiscal 1996 decreased $.6 million to a loss of $.1 million in the third quarter of fiscal 1997.

RESULTS OF OPERATIONS - NINE MONTHS PERIOD ENDED NOVEMBER 30, 1996 COMPARED TO
                        THE NINE MONTHS PERIOD ENDED NOVEMBER 30, 1995

     NET SALES: Net sales decreased $13.3 million, or 12.7%, from $104.4 million in the first nine months of fiscal 1996 to $91.1 million in the first nine months of fiscal 1997. Packaging sales decreased $2.2 million, or 2.6%, from $84.2 million in the first nine months of fiscal 1996 to $82.0 million in the first nine months of fiscal 1997. Packaging sales were adversely impacted by the Company's loss of certain lower margin accounts. Promotional sales decreased $11.1 million, or 55.0%, from $20.2 million in the first nine months of fiscal 1996 to $9.1 million in the first nine months of fiscal 1997. This decrease is primarily due to a lower level of plastic drink cup promotions by the Company's principal customers during the first nine months of fiscal 1997 when compared to the first nine months of fiscal 1996.


     GROSS PROFIT: Gross profit decreased $1.1 million, from $17.6 million in the first nine months of fiscal 1996 to $16.5 million in the first nine months of fiscal 1997. Gross margins improved from 16.9% in the first nine months of fiscal 1996 to 18.2% in the first nine months of fiscal 1997. This increase in gross margin reflects a favorable shift in product mix to higher margin products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased from $5.2 million during the first nine months of fiscal 1996 to $5.4 million the first nine months of fiscal 1997 and increased as a percentage of net sales from 4.9% to 5.9% due to lower net sales.


     AMORTIZATION EXPENSE: Amortization expense decreased $1.3 million, from $1.8 million in the first nine months of fiscal 1996 to $.5 million in the first nine months of fiscal 1997. The decrease is primarily attributable to the non-compete agreement related to the purchase of Miner Container being fully amortized in fiscal 1996.

     OPERATING INCOME: Operating income remained the same at $10.6 million during the first nine months of fiscal 1996 and the first nine months of fiscal 1997 but increased as a percentage of net sales from 10.2% to 11.7%.

     INTEREST EXPENSE: Interest expense increased $1.1 million, from $8.1 million in the first nine months of fiscal 1996 to $9.2 million in the first nine months of fiscal 1997. The increase is primarily due to the issuance of the Senior Secured Notes (as defined below).

     INCOME TAXES: Income taxes decreased from $1.0 million during the first nine months of fiscal 1996 to $.6 million during the first nine months of fiscal 1997. The Company's effective state and Federal tax rate was 41% in the first nine months of fiscal 1996 and 43% in the first nine months of fiscal 1997.

     INCOME BEFORE EXTRAORDINARY ITEM: For the reasons noted above, income before extraordinary item decreased from $1.5 million during the first nine months of fiscal 1996 to $.8 during the first nine months of fiscal 1997.

     EXTRAORDINARY ITEM, NET OF TAX: In the first nine months of fiscal 1997, the Company recorded an extraordinary write-off net of taxes of $1.1 million for unamortized deferred financing costs related to bank debt which was repaid in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

PRI issued $110.0 million in Senior Secured Notes due 2003 (the "Senior Secured Notes") in May 1996. The net proceeds from this issuance were used to repay all outstanding borrowings of the then existing senior secured credit facility (the "Old Credit Agreement") of $73.5 million and to fund a dividend of $31.7 million to the sole stockholder of the Company. In conjunction with this transaction, the Company also entered into a credit agreement (the "Credit Agreement") that, subject to certain borrowing conditions and limitation, provides for borrowings of up to $20.0 million. As of November 30, 1996, there were no outstanding borrowings under the Credit Agreement.

Cash provided by operating activities decreased to $13.9 million in the first nine months of fiscal 1997 from $14.3 million in the comparable period of fiscal 1996. The decrease results primarily from a $4.1 million reduction in inventory in fiscal 1996 which did not occur in fiscal 1997. This was partially offset by a $5.5 million increase in current liabilities that was primarily due to the timing of trade payables and the fact that interest on the Senior Secured Notes is payable semi-annually, whereas the interest under the Old Credit Agreement was payable monthly. Other assets increased $1.9 million primarily due to the deferral of $4.1 million of financing costs related to the issuance of the Senior Secured Notes. This was partially offset by the write-off of $1.9 million of deferred financing cost related to certain bank debt that was paid off in May, 1996. The deferred financing costs will be amortized over the life of the notes. The Company had a contingent liability of $.7 million associated with the purchase of Miner Container. During September, 1996, the payment was made and was recorded as an increase in the excess of the purchase price over the fair market value of the net assets acquired. Stockholder's equity decreased $31.7 million due to the dividend payment to the sole stockholder of the Company.

Capital expenditures were $2.0 million and $5.5 million for the first nine months of fiscal 1996 and 1997, respectively. These expenditures, which will expand production capacity and reduce costs, include (i) the engineering and manufacture of new production molds, (ii) the installation of automated packaging and handling systems, and (iii) the expansion of the Company's warehouse space.

During the last quarter of fiscal 1997, the Company intends to close its Ft. Worth, Texas plant to reduce manufacturing overhead costs. Customers currently serviced by the Ft. Worth, Texas plant will be serviced by the Company's Kansas City, Missouri plant. The cost of the closure, including relocation of machinery and equipment, is not expected to have a material impact on the Company's results of operations.

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

ITEM 1.        LEGAL PROCEEDINGS
               N/A

ITEM 2.        CHANGES IN SECURITIES
               N/A

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
               N/A

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               N/A

ITEM 5.        OTHER INFORMATION
               N/A

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
               (a) EXHIBITS: The following exhibit is included in this Report on
                             Form 10-Q:
                                 27.1   Financial Statement Schedule
               (b) REPORTS ON FORM 8-K: The Company did not file any reports on
                                        Form 8-K during the three months ended
                                        November 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PACKAGING RESOURCES INCORPORATED
                                        --------------------------------
                                        Registrant



Date January 13, 1996                   /s/  Jerry J. Corirossi
     -----------------------------      -----------------------
                                        Jerry J. Corirossi
                                        Vice President, Finance and
                                        Administration and Chief Financial
                                        Officer and duly authorized officer