Form 10-K405
period 1997-02-28
PACKAGING RESOURCES INC
filed 1997-05-21
CIK 825790

--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      ----------


                                      FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                           -------------------------------

For the fiscal year ended February 28, 1997    Commission file number 333-05885


                           PACKAGING RESOURCES INCORPORATED
                (Exact name of registrant as specified in its charter)


    DELAWARE                                          36-3321568
   (State of Incorporation or organization) (IRS Employer Identification No.)


                                   One Conway Park
                              100 Field Drive, Suite 300
                             Lake Forest, Illinois 60045
                                    (847) 295-6100
                  (Address, including zip code and telephone number,
          including area code, of registrant's principal executive offices)

                           -------------------------------

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                        None.

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                        None.
                            -----------------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X                      No
    ----------                   -----------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
           -----

    As of May 21, 1997, 1,000 shares of the registrant's common stock, $0.01 par value per share, were outstanding. None of the outstanding shares were held by non-affiliates.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of Item 14 of Part IV are incorporated by reference to the registrant's Registration Statement on Form S-1 (Commission File No. 333-05885) filed on June 13, 1996 and certain exhibits to such Registration Statement.
--------------------------------------------------------------------------------

                                        PART I

ITEM 1.  BUSINESS.

GENERAL

    Packaging Resources Incorporated (the "Company" or "PRI") is a leading developer, manufacturer and marketer of rigid plastic packaging, serving primarily as a supplier of customized containers for national branded consumer products. The Company is the largest domestic manufacturer of refrigerated yogurt containers, shelf stable, multi-layer (impermeable to air and moisture) containers for nutritional supplements and frosting containers. The Company also is a leading designer, manufacturer and supplier of promotional beverage cups in the United States, marketing these products primarily to the fast-food and beverage industries. For the fiscal year ended February 28, 1997, the Company generated net sales of $120.1 million. Approximately 90% of the Company's net sales in such period were attributable to rigid plastic packaging and 10% to promotional beverage cups.

    The Company's packaging products are sold to over 450 customers, including manufacturers of national branded food, dairy and pharmaceutical products such as General Mills, Inc. ("General Mills"), including its Yoplait U.S.A. division ("Yoplait"), The Dannon Company, Inc. ("Dannon"), Ross Laboratories ("Ross Labs"), a division of Abbott Laboratories, Inc. ("Abbott Labs"), The Haagen Dazs Company, Inc. ("Haagen Dazs") and Pillsbury Company ("Pillsbury"). The Company is also a major supplier of promotional beverage cups to over 150 companies in the fast-food, sports stadium and beverage industries, including McDonald's, Burger King, Pizza Hut, Hardee's, Taco Bell, Coca-Cola and Pepsi.

    PRI was formed as a Delaware corporation in 1984. In 1993, PRI became a wholly-owned subsidiary of Packaging Resources Group, Inc. ("Group"), a Delaware corporation that was formed at such time.

PRODUCTS AND CUSTOMERS

    The Company's products are divided into two categories: rigid plastic packaging and promotional beverage cups.

RIGID PLASTIC PACKAGING

    The Company serves a number of niche markets within the rigid plastic packaging industry with products that include various sizes of refrigerated yogurt containers, multi-layer containers for nutritional supplements and infant formula and frosting cans and lids. The Company also produces container lids for manufacturers of cottage and ricotta cheeses, whipped toppings, teas, potato chips, dry soups, ice cream, cookie dough and dry roasted nuts.

    The Company sells its products to over 450 customers throughout the United States, including the following manufacturers of nationally branded products:

       General Mills                 Ross Labs (a division of Abbott Labs)
    The Dannon Company               Yoplait (a division of General Mills)
         Pillsbury                               General Foods
    Tetley Tea Company                            Haagen Dazs

    The Company supplies substantially all of the single-serving yogurt containers used by Dannon and Yoplait. The Company is the sole source supplier of the multi-layer plastic container used by Ross Labs for its ENSURE-Registered Trademark- nutritional supplement and SIMILAC-Registered Trademark- infant formula product lines. The Company is also the sole supplier of plastic frosting cans and lids for Pillsbury and supplies substantially all the frosting containers and lids used by General Mills. General Mills (including Yoplait), Dannon and Ross Labs represented approximately 27%, 19% and 18%, respectively, of the Company's total net sales in the fiscal year ended February 28, 1997.

PROMOTIONAL BEVERAGE CUPS

    The Company is engaged in the design, manufacture and marketing of a wide assortment of promotional beverage cups. The Company's promotional cup products include beverage cups ranging in size from 12 ounces to 64 ounces. Promotional beverage cups are marketed directly to fast-food and beverage companies, such as McDonald's, Burger King, Pizza Hut, Hardee's, Taco Bell, Coca-Cola and Pepsi, as well as to specialty distributors for resale to fast-food and beverage companies, sports stadiums, movie theaters and food service companies. The promotional beverage cup business is seasonal and generally peaks with consumption of soft drinks during the spring and summer months. This business is primarily supported by beverage companies attempting to stimulate syrup sales to fast-food operators and by fast-food companies featuring promotional cups with theme action figures and personalities in connection with campaigns linked to the release of major motion pictures or sporting events.

MARKETING AND SALES

    The Company directs its sales effort by utilizing its technical expertise, diverse production capabilities (injection molding, linear melt phase thermoforming ("thermoforming") and solid phase pressure forming ("pressure forming")) and graphics capabilities to serve the needs of its new and existing customers. The Company's comprehensive, multiple-channel sales and marketing approach includes both the personnel in its technical centers as well as its direct sales force. By utilizing the capabilities provided by its technical centers and staff, the Company is able to create prototypes when introducing new products or concepts to its customers. Sales representatives marketing rigid plastic packaging solutions focus on national branded consumer food producers, while representatives selling promotional beverage cups focus on soft drink distributors, fast food chains and stadium promoters.

    Customer relationships in the food, dairy and pharmaceutical packaging industry generally are developed and maintained over extended periods. These relationships develop because of the high degree of coordination necessary between packaging suppliers and their customers to ensure that packaging parts conform precisely to the tolerances of the high speed automated filling systems commonly employed by customers.

    Pursuant to multi-year supply agreements with Yoplait, Dannon and Ross
Labs, PRI manufactures and sells substantially all of the plastic containers required for the yogurt products of Dannon and Yoplait and the nutritional supplement and infant formula products of Ross Labs. The prices provided for in these supply agreements generally are based on volume levels and are subject to
(i) adjustments for increases or decreases in resin prices and (ii) annual negotiated adjustments relating to cost elements other than resin price. The products manufactured under these agreements generally require the use of proprietary tooling and molds, some of which are owned by the Company. In certain cases, the tooling and molds owned by the Company are subject to purchase options which may be exercised by the customer upon termination of the applicable supply agreement. Certain of these supply agreements prohibit the Company from selling similar containers to the customer's competitors. The Company's current supply agreement with Dannon for eight ounce containers expires in December 1999. The Company's current supply agreements with Dannon for four ounce containers, which commenced in June 1992, and six ounce containers, which commenced in March 1991, expire in December 1997. The Company's current supply agreement with Yoplait commenced in June 1992 and expires in July 1997. The current supply agreement with Ross Labs was entered into in January 1991 and expires in December 1997, but may be terminated by Ross Labs upon six month's prior written notice to PRI. All of PRI's supply agreements require PRI to satisfy certain product quality standards. Yoplait, Dannon and Ross Labs have been customers of the Company (or businesses acquired by the Company) since 1979, 1984 and 1991, respectively. While PRI anticipates that, upon expiration, it will be able to extend or renew its existing supply agreements with its customers on substantially similar terms, no assurance can be given that it will be able to do so.

MANUFACTURING

    The Company has production capabilities in injection molding, thermoforming and pressure forming, and believes it is the only manufacturer in the rigid plastic packaging industry with capabilities in all three processes. Because each of these processes offers advantages in achieving certain performance features such as structural strength, rigidity and graphics retention, the Company is able to be highly responsive to customer requirements and preferences by offering a broader range of packaging alternatives than its competitors.

    Management believes that the Company is the largest manufacturer of injection molded products in the domestic rigid plastic packaging and promotional beverage cup industries. Injection molding involves the injection of molten plastic into multi-cavity male and female molds at extremely high temperatures and the application of pressure to force the plastic to take the desired form. The Company operates high speed injection molding machines utilizing modern multi-cavity hot and cold runner molds. The Company's four 660 ton clamp capacity injection molding machines are designed specifically to produce lightweight, thin-walled parts and are among the most technologically advanced machines of their kind. They are controlled by micro-processors that provide statistical process control and state-of-the-art diagnostic capabilities. Unlike most of its competitors, the Company has the in-house capability to design, test and produce production molds for its injection molding machines.

    Injection molding generally provides more flexibility in part design than other forming processes. The use of male and female molds allows both interior and exterior surfaces to incorporate special design features. In addition, injection molding results in highly uniform parts with surfaces that can be more easily textured, pigmented and decorated. Further, injection molding requires relatively little floor space, thus reducing associated overhead costs.

    In the thermoforming process, an extruded sheet formed from plastic resins is rolled over a multi-cavity female steel mold and heated to its precise melting point. Parts are then formed and cut with a vacuum mold in a single operation. As with injection molding, the process concludes with the molded product being ejected for automated handling and processing. Thermoforming employs molds with higher cavitations than are presently feasible in other manufacturing processes and, therefore, is a low-cost means of manufacturing customized packaging products for high volume markets. Moreover, thermoforming equipment can be retooled relatively quickly and inexpensively, making the process well-suited for production runs requiring fast changeover times. The Company has developed thermoforming technologies that enable substantially all unused portions of the extruded sheet to be immediately recycled into the manufacturing process, resulting in reduced product cost and waste.

    When employed in conjunction with co-extrusion, thermoforming permits the manufacture of shelf stable plastic containers with excellent rigidity and heat resistance properties. Under this process, materials that combine to incorporate the precise properties required by the customer are co-extruded into a multi-layer sheet and then thermoformed into a container. In the manufacture of shelf stable plastic packaging, the co-extruded sheet contains a co-polymer materials such as vinyl alcohol which effectively prevents gas and moisture from permeating a container. The Company's thermoforming lines are used principally in the manufacture of yogurt containers and packaging for nutritional supplements and infant formula. The Company believes that its thermoforming and co-extrusion abilities are among the most advanced in the rigid plastic packaging industry.

    In the pressure forming process, an extruded plastic sheet is heated to just below its melting point and rolled over a multi-cavity steel mold. As the still solid sheet passes over the mold, a plug presses the material into the mold and the forming is completed by air pressure. While pressure forming cannot employ the highest cavity molds used in thermoforming, pressure forming molding cycles are shorter. As a result, pressure forming offers cost advantages similar to those of thermoforming. Like thermoforming, however, pressure forming provides limited design flexibility. In addition, because of sidewall thickness variations, it is more difficult to texture or print on pressure molded parts. Pressure forming is generally favored in producing packaging products that require structural strength and rigidity as well as thin sidewalls.

    Another important element of the Company's manufacturing technologies is its Autoweld-Registered Trademark- system. Autoweld-Registered Trademark- is a spin-welding process that joins pre-formed packaging parts with friction. The Company's most widely distributed product assembled with the Autoweld-Registered Trademark-process is the Yoplait yogurt container which is filled, assembled and sealed with equipment designed and owned by the Company. Yoplait maintains such equipment at its various production facilities under leasing agreements with the Company.

    The Company has the ability to produce state-of-the-art graphics on plastic packaging and promotional cups. The Company uses advanced computer technology and color processing to create photograph-like images on pre-formed plastic containers and cups. Also, the Company has the technology and high speed equipment to attach labels or souvenir cards to plastic cups.

    The Company, like its competitors, is subject to rigorous quality control standards imposed by its customers. The Company has implemented a comprehensive quality assurance program, which includes computer-aided testing of parts for size, color, strength and, where appropriate, barrier properties. Using advanced laser measuring technology as well as state-of-the-art high speed vision systems, the Company is able to satisfy and exceed the most demanding customer requirements. Statistical quality control methods are also used to promote total customer satisfaction.

    The Company's manufacturing operations are conducted in four facilities.
The Company's geographic coverage and the proximity of its facilities to major customers reduce transportation costs and enable the Company to more effectively serve its customers, many of which maintain "just-in-time" inventory systems.

TECHNICAL CENTERS

    The Company's two technical centers feature extensive in-house design, engineering, tooling, prototype production and processing capabilities utilizing CAD/CAM technology. In addition to overseeing the ongoing maintenance and performance of the Company's manufacturing operations, these technical centers provide key support for the Company's marketing efforts. In this regard, the Company's in-house design and production engineers work closely with existing and potential customers in the preliminary stages of product design and development, in many instances using single cavity thermoforming and injection molding machines which are dedicated to product research and development to test prototype molds and packaging parts. Substantially all of the production molds used by the Company's injection molding and pressure forming machines are designed and manufactured at the Company's New Vienna, Ohio technical center. Thermoforming molds are designed by personnel at the Company's Coleman, Michigan center and outsourced for fabrication to various tooling shops with which the Company has long-established relationships. In the fiscal year ended February 28, 1997, the Company spent approximately $2.0 million on research and development activities. Management believes that the Company's in-house design, engineering and graphics capabilities are among the most extensive and sophisticated in the industry and significantly reduce the Company's tooling and equipment costs as well as product development time.

COMPETITION

    The Company's business is highly competitive, with the degree of competition varying by product. Major competitive factors in the Company's business are product quality and differentiation, graphics design and print quality, innovation, service and price. As more companies adopt "just-in-time" inventory systems, delivery lead time has also taken on increased importance. Since the Company's products are shipped by customers' trucks or common carrier, the proximity of the manufacturing facility to the customer's plant can significantly affect the price of products. The locations of the Company's facilities make it well-positioned to serve national markets. Because the Company's products are bulky and shipping costs are relatively high, foreign competition has not been an important factor.

    The Company's main competitors in the rigid plastic packaging business are Landis Plastics, Inc., Airlite Plastics Company, Polytainers Inc. and Fabri-Kal Corp. It also competes, to a lesser extent, with Mount Vernon Plastics, a subsidiary of Reynolds Metals Co. In the promotional beverage cup business, the Company's principal competitors are Berry Sterling, Pescor, Canada Cup, a division of James River Corp. of Virginia, and Sweetheart Cup Company Inc.

RAW MATERIALS

    The raw materials used by the Company for the manufacture of plastic containers and promotional beverage cups are primarily resins in pellet form such as polyethylene, polypropylene and polystyrene. The Company's resin supplies are purchased under agreements with several suppliers for unspecified quantities. The price the Company pays for resin is determined at the time of purchase. The Company believes that its resin volume requirements are among the largest in the industry, and that its ability to purchase such materials in large quantity shipments enables it to obtain favorable pricing.

    Most of the plastic resins used by the Company are available from a variety of sources. The Company's current supply agreement with Ross Labs requires that it purchase one of several of the resins required for the shelf stable, multi-layer containers that the Company manufactures for Ross Labs exclusively from Exxon Corporation ("Exxon"). During the fiscal year ended February 28, 1997, this resin accounted for approximately 6.2% of the resins purchased by the Company. The Company has relied on Exxon as the sole source supplier of this particular resin since it began manufacturing products for Ross Labs in 1991 and has no reason to believe that Exxon will not continue to supply the Company with this resin. However, there can be no assurance that Exxon will be able to continue to supply the Company with adequate amounts of this resin on a timely basis in the future to allow the Company to meet its production requirements for Ross Labs containers. The unanticipated loss of Exxon as a supplier or a delay in its shipments could have a material adverse effect on the Company's business, financial condition and results of operations. PRI maintains a renewable one-year supply contract with Exxon which is scheduled to expire on February 28, 1998. With the exception of its relationship with Exxon, the Company does not believe that it is materially dependent upon any single source for any of its raw materials. The Company anticipates that it will be able to purchase sufficient quantities of resin for the foreseeable future. However, should any of its suppliers fail to deliver under their arrangements, the Company would be forced to purchase raw materials on the open market, and no assurances can be given that it would be able to make such purchases at prices which would allow it to remain competitive.

    Over one-half of the Company's net sales in the fiscal year ended February 28, 1997 were under multi-year customer supply agreements which generally allow the Company to pass through increases in resin prices (and obligate the Company to pass on resin price decreases) to customers. Such pass-through provisions do not pertain to the Company's sales of promotional beverage cups which are generally made on a purchase order basis. The risk associated with resin price fluctuations in promotional beverage cup sales is mitigated in many instances in which the time period between product order and delivery is relatively short (approximately 3 to 6 weeks). Promotional beverage cups accounted for 10% of the Company's net sales during the fiscal year ended February 28, 1997.

ENVIRONMENTAL MATTERS AND GOVERNMENT REGULATION

    The past and present operations of the Company and the past and present ownership and operations of real property by the Company are subject to extensive and changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes or otherwise relating to the protection of the environment.

    The FDA regulates the material content of direct-contact food containers and packages, including certain thinwall containers manufactured by the Company. The Company uses approved resins and pigments in its direct-contact food products.

    The Company, like all companies in the plastics industry, is also subject to federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of additional environmental protection measures.

PATENTS AND TRADEMARKS

    The Company owns a number of patents and trademarks. However, the Company believes that the design, innovation and quality of its products and its relationships with its customers are substantially more important to the maintenance and growth of its business than its patents and trademarks. Accordingly, the Company does not believe that its business is dependent to any material extent upon any single patent or group of patents.

EMPLOYEES

    As of February 28, 1997, the Company had approximately 860 employees, of which 778 were engaged in production or production support, 46 in research, development and engineering, 21 in marketing and sales and 15 in corporate management and administration. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES.

    The Company's operations are conducted through five facilities in four states within the United States. The Company's principal executive offices are located in Lake Forest, Illinois and are leased by the Company. The Company's facilities are designed to provide for efficient manufacturing, material handling and storage of its products and no facility is materially underutilized. Management believes that substantially all of the Company's property and equipment is in good condition and that it has sufficient capacity to meet its current manufacturing and distribution requirements.

    The following table provides certain information regarding the Company's operating facilities.


Facility            Ownership   Building            Function                         Lease Expiration
--------            ---------   --------            --------                         ----------------
                                Sq. Feet
                                --------
Coleman, MI           Owned      108,000          Manufacturing/Technical Center           _
Kansas City, MO       Leased     254,000          Manufacturing                      October 31, 2005
Mt. Carmel, PA        Owned      141,000          Manufacturing                            _
New Vienna, OH        Owned      240,000          Manufacturing                            _
New Vienna, OH        Owned       63,000          Technical Center                         _


    The Company owns a 182,463 square foot building in Louisiana, Missouri that is currently leased to a third party and owns a 40,000 square foot building in Ft. Worth, Texas that is currently for sale. In addition, the Company is a lessee under long-term leases for a 133,014 square foot manufacturing facility that PRI formerly occupied in Cedar Grove, New Jersey and approximately 7,800 square feet of office space that the Company has vacated in Lake Forest, Illinois. PRI has entered into a sub-lease with respect to the Cedar Grove facility that is scheduled to expire concurrently with the Company's underlying lease in June 2000. The Company has also entered into sub-leases with respect to its unoccupied office space in Lake Forest, Illinois.

    The owned facilities in Coleman, Michigan, Ft. Worth, Texas, Mt. Carmel, Pennsylvania, New Vienna, Ohio, and Louisiana, Missouri are subject to a mortgage, and the leased facility in Kansas City, Missouri is subject to a leasehold mortgage, in favor of the trustee under the Indenture governing the Senior Secured Notes (as defined below) to secure the obligations under such Senior Secured Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources."

ITEM 3.  LEGAL PROCEEDINGS.

    Management does not believe that any of the litigation in which the Company is currently engaged will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    All of the outstanding common stock of the Company is held by Group. All of the outstanding common stock of Group is held by HPH Industries, Ltd. ("HPH"), which is wholly-owned by Howard P. Hoeper, the Chairman of the Board of Directors, Chief Executive Officer and President of Group and PRI. As of February 28, 1997, assuming the exercise of all outstanding warrants to acquire the common stock of Group ("Warrants"), HPH, Apollo Packaging Partners, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("Apollo"), and TCW/Crescent Mezzanine Partners, L.P. ("TCW Partners"), together with TCW/Crescent Mezzanine Trust ("TCW Trust"), would beneficially own 60%, 29.3% and 10.7% of such stock, respectively. TCW Partners and TCW Trust (and together with TCW/Crescent Mezzanine Investment Partners, L.P., the "TCW Entities") are affiliates of Trust Company of the West. The holders of at least 25% of the Warrants (or shares of capital stock of Group obtainable upon exercise of the Warrants) on up to three separate occasions may require Group, subject to certain conditions, to effect the registration of such securities under the Securities Act of 1933, as amended (the "Securities Act"). In addition to such demand registration rights, such holders also may, subject to certain limitations, require Group to register such securities if Group registers any of its equity securities under the Securities Act. See "Certain Relationships and Related Transactions - Equity Registration Rights Agreement."

    Except for a dividend of $31.8 million to the Company's sole stockholder in May 1996 from the net proceeds from the issuance of the Company's Senior Secured Notes (as defined below), no dividends have been declared on the Company's common stock nor does the Company intend to declare any such dividends in the forseeable future. The Indenture governing the Senior Secured Notes and the Credit Agreement (as defined below) restrict the Company's ability to pay dividends in respect of the Company's common stock based on, among other things, the Company's fixed charge coverage ratio and consolidated net income. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected financial data are derived from the financial statements of the Company which have been audited by KPMG Peat Marwick LLP, independent auditors. The data should be read in conjunction with the financial statements, related notes and other financial information included herein and Management's Discussion and Analysis of Financial Condition and Results of Operation.


                                                                                           Fiscal Year Ended
                                                             --------------------------------------------------------------------
                                                              Feb. 28       Feb. 28        Feb. 28         Feb. 29        Feb. 28
                                                              1993           1994            1995           1996          1997
                                                              ----           ----            ----           ----          ----
                                                                                           (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales                                                   $  74,950       $118,844       $135,696       $132,852       $120,086
Cost of goods sold                                             59,232         93,248        113,928        110,544         98,942
                                                             --------       --------       --------       --------       --------
Gross profit                                                   15,718         25,596         21,768         22,308         21,144
Selling, general and administrative expenses                    4,512          6,657          8,407          6,864          6,983
Amortization of intangibles                                       424          1,122          3,102          2,434            712
Nonrecurring charge (a)                                           -              -            7,257            -              -
                                                             --------       --------       --------       --------       --------
Operating income                                               10,782         17,817          3,002         13,010         13,449
Interest expense                                                5,406          5,482          8,503         10,671         12,711
                                                             --------       --------       --------       --------       --------
 Income (loss) before income taxes, extraordinary item
   and cumulative effect of change in accounting principle      5,376         12,335         (5,501)         2,339            738
Income tax expense (benefit)                                    2,215          5,057         (1,980)         1,006            491
 Income (loss) before extraordinary item and
   cumulative effect of change in accounting principle          3,161          7,278         (3,521)         1,333            247
                                                             --------       --------       --------        -------        -------
Extraordinary item, net (b)                                       -           (2,743)           -              -           (1,139)
Cumulative effect of change in accounting principle (c)           -           (2,300)           -              -              -
                                                             --------       --------       --------        -------        -------
Net income (loss)                                            $  3,161       $  2,235       $ (3,521)      $  1,333        $  (892)
                                                             --------       --------       --------        -------        -------
                                                             --------       --------       --------        -------        -------

OTHER OPERATING DATA:
EBITDA (d)                                                    $14,434        $24,096        $20,751        $22,731        $21,488
Depreciation and amortization (e)                               3,652          6,279         10,492          9,721          8,039
Capital expenditures (f)                                        4,435          5,556          7,925          3,449          7,629
Ratio of earnings to fixed charges (g)                          1.93x          3.00x            (h)          1.21x          1.06x


(a) The nonrecurring charges in the fiscal year ended February 28, 1995 include a charge of $6.4 million relating to the closing and consolidation of certain manufacturing facilities and the write-off of $894 in costs associated with a public debt offering that was not completed by the Company.
(b) The extraordinary items in the fiscal years ended February 28, 1994 and 1997 represent the write-off of unamortized financing fees and costs and the payment of certain premiums in connection with the recapitalization and refinancing that occurred in June 1993 and the refinancing that occurred in May 1996. See Notes 7 and 10 to the Company's financial statements contained herein.
(c) Cumulative effect of change in accounting principle in the fiscal year ended February 28, 1994 reflects the Company's adoption of SFAS 109, "Accounting for Income Taxes."
(d) EBITDA represents earnings (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization (excluding amortization of deferred financing costs), adjusted to exclude the nonrecurring charges, extraordinary items and cumulative effect of changes in accounting principles. EBITDA is presented because such data is used by certain investors to measure a company's ability to service debt. EBITDA should not be considered as an alternative to cash flow from operations as determined by generally accepted accounting principles, and does not necessarily indicate whether cash flow will be sufficient for cash requirements.
(e) Depreciation and amortization as presented excludes amortization of deferred financing costs.
(f) Capital expenditures in the fiscal year ended February 28, 1994 do not include $26.9 million expended for property, plant and equipment obtained through the acquisitions of Louisiana Plastics, Incorporated ("Louisiana Plastics") and Miner Container Printing, Inc. and certain affiliated companies (collectively, "Miner Container").
(g) For purposes of this computation, earnings are defined as income before income taxes plus fixed charges. Fixed charges consist of interest (including amortization of deferred financing costs and debt discount or premium) and that portion of rental expense that is representative of interest (deemed to be one-third of operating lease rental expense).
(h) The Company's earnings were inadequate to cover fixed charges for the fiscal year ended February 28, 1995 by $5.5 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company's fiscal year ends on the last day of February in each year. All references in this report to fiscal years refer to the fiscal year of the Company ended in the year indicated. For example, "fiscal 1997" refers to the fiscal year of the Company ended February 28, 1997.


    The Company is a leading developer, manufacturer and marketer of rigid plastic packaging, serving primarily as a supplier of customized containers for national branded consumer products. The Company is the largest domestic manufacturer of refrigerated yogurt containers, shelf stable, multi-layer (impermeable to air and moisture) containers for nutritional supplements and frosting containers. The Company also is a leading designer, manufacturer and supplier of promotional beverage cups in the United States, marketing these products primarily to the fast-food and beverage industries.

    The Company's results of operations during the last three fiscal years are not readily comparable due to a variety of extraordinary transactions and non-recurring items. The following discussion summarizes such extraordinary transactions and nonrecurring items.

RESTRUCTURING. In fiscal 1995, the Company incurred a nonrecurring charge of $7.3 million, $6.4 million of which related primarily to costs associated with the closing of the Sparks, Nevada and the Louisiana, Missouri facilities, and $894,000 of which resulted from the write-off of costs associated with a public debt offering which was not completed by the Company. The $6.4 million restructuring charge relating to the closed facilities consisted primarily of expenditures made or anticipated to be made in connection with such closings, including employee severance benefits and costs associated with the relocation of equipment from the closed facilities. Substantially all of the expenditures associated with this charge were made in fiscal 1995.

DEBT REPAYMENT. In the first fiscal quarter of fiscal 1997, the Company incurred an extraordinary non-cash charge of $1.1 million (net of tax benefit) for the write-off of unamortized financing fees and costs associated with the retirement of bank debt.

OTHER. The principal elements comprising the Company's cost of goods sold are raw materials consisting primarily of plastic resins, labor, manufacturing overhead and research and development expenses. Historically, the Company has been able to pass along resin price increases or decreases to packaging customers. The Company's selling, general and administrative expenses include salaries, management fees payable to HPH and other items of corporate overhead. In April 1994, the Company paid discretionary bonuses to management employees totaling $810,545. For financial reporting purposes, $250,000 and $560,545 of such bonus payments were expensed in fiscal 1994 and 1995, respectively. No such bonuses were paid in fiscal 1996, and bonuses aggregating $384,000 were accrued in fiscal 1997 and paid in fiscal 1998.

    The following table sets forth, for the fiscal years indicated, the income statement of the Company expressed as a percentage of net sales:

                                                  1995      1996      1997
                                                   -----   -----     -----
Net sales by product category:
 Packaging products............................   75.8%     82.8%      90.4
 Promotional beverage cups.....................   21.1      17.2       9.6
 Housewares....................................    3.1         _         _
Net sales......................................  100.0     100.0     100.0
Cost of goods sold.............................   84.0      83.3      82.4
Gross profit...................................   16.0      16.7      17.6
Selling, general and administrative expenses...    6.2       5.1       5.8
Amortization of intangibles....................    2.3       1.8       0.6
Nonrecurring charge............................    5.3         _         _
Operating income...............................    2.2       9.8      11.2
Interest expense...............................    6.3       8.0      10.6
Income (loss) before income taxes and
 extraordinary item............................   (4.1)      1.8       0.6
Income tax expense (benefit)...................   (1.5)      0.8       0.4
Income (loss) before extraordinary item........   (2.6)      1.0       0.2
Extraordinary item.............................     _         _       (0.9)
  Net income (loss)............................   (2.6)      1.0      (0.7)

RESULTS OF OPERATIONS

    The following discussion represents the analysis by the Company's management of the results of operations for fiscal 1995, 1996 and 1997. This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere.

FISCAL 1997 COMPARED TO FISCAL 1996

NET SALES. Net sales decreased $12.8 million, or 9.6% from $132.9 million for fiscal 1996 to $120.1 million for fiscal 1997. Packaging sales decreased $1.3 million, or 1.2%, from $109.9 million for fiscal 1996 to $108.6 million for
fiscal 1997.   Net sales to Yoplait and Ross Labs increased $2.8 million and
$1.0 million, respectively, in fiscal 1997 compared to fiscal 1996, to an aggregate of $26.1 million and $21.3 million, respectively, primarily reflecting higher unit volume. This increase was partially offset by a decrease in net sales to Dannon of $2.0 million, to an aggregate of $23.0 million, primarily reflecting lower unit volume. Packaging sales were adversely impacted by the Company's loss of certain lower margin accounts. Promotional sales decreased $11.5 million, or 50.0%, from $23.0 million in fiscal 1996 to $11.5 million in fiscal 1997. This decrease is primarily due to a lower level of plastic drink cup promotions by the Company's principal customers during fiscal 1997 when compared to fiscal 1996.

GROSS PROFIT. Gross profit decreased $1.2 million, from $22.3 million for fiscal 1996 to $21.1 million for fiscal 1997. Gross margins improved from 16.7% for fiscal 1996 to 17.6% for fiscal 1997. This increase in gross margin reflects a favorable shift in product mix to higher margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $6.9 million during fiscal 1996 to $7.0 million for fiscal 1997 and increased as a percentage of net sales from 5.1% to 5.8% due to lower net sales.

 AMORTIZATION EXPENSE. Amortization expense decreased $1.7 million, from $2.4 million in fiscal 1996 to $0.7 million in fiscal 1997. The decrease is primarily attributable to the non-compete agreement related to the purchase of Miner Container being fully amortized in fiscal 1996.

 OPERATING INCOME. Operating income increased $0.4 million, from $13.0 for fiscal 1996 to $13.4 for fiscal 1997, and increased as a percentage of net sales from 9.8% to 11.2%.

 INTEREST EXPENSE. Interest expense increased $2.0 million, from $10.7 million in fiscal 1996 to $12.7 million in fiscal 1997. The increase is primarily due to the issuance of the Senior Secured Notes (as defined below).

 INCOME TAXES. Income taxes decreased from $1.0 million for fiscal 1996 to $0.5 million for fiscal 1997. The Company's effective State and Federal tax rate was 43.0% in fiscal 1996 and 66.5% in fiscal 1997. The high effective tax rate in fiscal 1997 results from certain State income taxes.

 INCOME BEFORE EXTRAORDINARY ITEM. For the reasons noted above, income before extraordinary item decreased from $1.3 million for fiscal 1996 to $0.2 million for fiscal 1997.

 EXTRAORDINARY ITEM, NET OF TAX. In fiscal 1997, the Company recorded an extraordinary write-off net of taxes of $1.1 million for unamortized deferred financing costs related to bank debt which was repaid in May 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

 NET SALES. Net sales decreased $2.8 million, or 2.0%, from $135.7 million in fiscal 1995 to $132.9 million in fiscal 1996. Packaging sales increased 6.8%, from $102.9 million in fiscal 1995 to $109.9 million in fiscal 1996. Net sales in fiscal 1996 to Yoplait, Ross Labs and Dannon increased by $5.1 million, $2.6 million and $1.5 million, respectively, over the prior fiscal year to an aggregate of $24.0 million, $20.3 million and $25.0 million, respectively, primarily reflecting higher unit volume. Partially offsetting such increases was the loss of certain low margin packaging accounts. Promotional cup sales declined approximately $5.6 million, or 19.6%, from $28.6 million in fiscal 1995 to $23.0 million in fiscal 1996, due to fewer customer promotions. Divestiture, during fiscal 1995, of the housewares product line acquired in connection with the acquisition of Miner Container also resulted in a decline of $4.2 million in net sales.

 GROSS PROFIT. Gross profit increased $0.5 million, from $21.8 million in fiscal 1995 to $22.3 million in fiscal 1996. Gross margins improved from 16.0% in fiscal 1995 to 16.7% in fiscal 1996. This increase in gross margin reflects a favorable shift in product mix to higher margin products, such as yogurt containers and shelf stable, multi-layer nutritional supplement containers, the discontinuance of certain lower margin packaging businesses and the divestiture of the housewares product line. The increase is also attributable to cost savings achieved by closing the Sparks, Nevada, and Louisiana, Missouri plants. These increases were offset, in part, by higher costs of resin used in promotional beverage containers.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1.5 million, or 17.8%, from $8.4 million in fiscal 1995 to $6.9 million in fiscal 1996 and decreased as a percentage of net sales from 6.2% to 5.1%. This decline reflects cost savings resulting from a reduction in administrative staff, a reduction in variable selling expenses as a result of fewer promotional beverage cup sales as well as the fact that no management bonuses were paid during fiscal 1996.

 AMORTIZATION EXPENSE. Amortization expense decreased $0.7 million, from $3.1 million in fiscal 1995 to $2.4 million in fiscal 1996, primarily due to the completion of the amortization in fiscal 1996 of the non-compete agreements entered into in connection with the purchase of Miner Container and Louisiana Plastics.

 OPERATING INCOME. Operating income increased $10.0 million from $3.0 million, or 2.2% of net sales, in fiscal 1995 to $13.0 million, or 9.8% of net sales, in fiscal 1996. Without giving effect to the $7.3 million nonrecurring charge taken in fiscal 1995, operating income would have increased $2.8 million, or 26.8%, from fiscal 1995 to fiscal 1996, reflecting the favorable change in product mix and the impact of the cost reductions noted above. As a percentage of net sales, operating income, without giving effect to the nonrecurring charge in fiscal 1995, increased from 7.6% in fiscal 1995 to 9.8% in fiscal 1996.

 INTEREST EXPENSE. Interest expense increased 25.9%, from $8.5 million in fiscal 1995 to $10.7 million in fiscal 1996 primarily due to accelerated amortization of deferred financing costs as a result of the shortening of the maturity of bank debt.

 INCOME TAXES. Income taxes increased from a benefit of $2.0 million in fiscal 1995 to an expense of $1.0 million in fiscal 1996 due to pre-tax income in fiscal 1996 as compared to a pre-tax loss in fiscal 1995. The Company's effective state and Federal tax rate increased from 36.0% in fiscal 1995 to 43.0% in fiscal 1996.

 NET INCOME (LOSS). For the reasons stated above, net loss was $3.5 million in fiscal 1995 compared to net income of $1.3 million in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

 The Company's liquidity needs arise primarily from capital investments, working capital requirements and principal and interest payments on its indebtedness. The Company has met these liquidity requirements in the past three fiscal years primarily with funds provided by long-term borrowings and cash generated by operating activities.

 PRI issued $110.0 million in Senior Secured Notes due 2003 (the "Senior Secured Notes") in May 1996. The net proceeds from this issuance were used to repay all outstanding borrowings of the then existing senior secured credit facility (the "Old Credit Agreement") of $73.5 million and to fund a dividend of $31.8 million to the sole stockholder of the Company. In conjunction with this transaction, the Company also entered into a credit agreement (the "Credit Agreement") that, subject to certain borrowing conditions and limitations, provides for borrowings of up to $20.0 million. As of February 28, 1997, there were no outstanding borrowings under the Credit Agreement.

 Cash provided by operating activities increased to $17.1 million for fiscal 1997 from $11.8 million for fiscal 1996. The increase results primarily from a $7.2 million increase in current liabilities that was primarily due to the timing of trade payables and the fact that interest on the Senior Secured Notes is payable semi-annually, whereas the interest under the Old Credit Agreement was payable monthly. This was partially offset by a $3.6 million reduction in inventory in fiscal 1996 which did not occur in fiscal 1997. Other assets increased $1.8 million primarily due to the deferral of $4.6 million of financing costs related to the issuance of the Senior Secured Notes. This was partially offset by the write-off of $1.9 million of deferred financing cost related to certain bank debt that was paid off in May, 1996. The deferred financing costs will be amortized over the life of the Senior Secured Notes. The Company had a contingent liability of $0.8 million associated with the purchase of Miner Container. During September 1996, the payment was made and was recorded as an increase in the excess of the purchase price over the fair market value of the net assets acquired. Stockholder's equity decreased $31.8 million due to the dividend payment to the sole stockholder of the Company.

 Cash provided by operating activities in fiscal 1996 and 1995 was $11.8 million and $11.5 million, respectively. In fiscal 1996, cash provided from operations declined due to a decrease in accounts payable of $5.9 million attributable, in part, to a reduction in inventories of $3.6 million and the timing of payments to suppliers. Despite a net loss in fiscal 1995, the Company had an increase in cash from operations due to a decrease in receivables of $5.7 million. This was partially offset by a decrease in accrued expenses of $3.4 million primarily due to interest and acquisition reserves.

 Capital expenditures were $7.9 million, $3.4 million and $7.6 million for fiscal 1995, 1996 and 1997, respectively. These expenditures, which expanded production capacity and reduced costs, include (i) the engineering and manufacture of new production molds, (ii) the installation of automated packaging and handling systems and (iii) the expansion of the Company's manufacturing and warehouse space. PRI's estimated capital expenditures for fiscal 1998 are expected to range from $6.0 million to $8.0 million. These expenditures include new equipment and molds as well as plant expansion.

 During the last quarter of fiscal 1997, the Company closed its Ft. Worth, Texas plant to reduce manufacturing overhead costs. Customers serviced by the Ft. Worth, Texas plant will be serviced by the Company's Kansas

City, Missouri plant. The cost of the closure, including relocation of machinery and equipment, did not have a material impact on the Company's results of operations.

 Although there can be no assurances, the Company anticipates that its operating cash flow, together with borrowings under the Credit Agreement, will be sufficient to meet its operating expenses, projected capital expenditures and debt service requirements as they become due.

 Instruments governing the Company's indebtedness, including the Credit Agreement and the Indenture governing the Senior Secured Notes, contain financial and other covenants that restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. Such limitations, together with the highly leveraged nature of the Company, could limit corporate and operating activities, including the Company's ability to respond to market conditions to provide for unanticipated capital investments or to take advantage of business opportunities.

SEASONALITY

 The Company's business is somewhat seasonal in nature with its fourth fiscal quarter historically the weakest due to lower consumer demand for refrigerated yogurt and soft drink products. The Company's working capital requirements historically have been relatively constant throughout the year but are subject to periodic fluctuations due to, among other things, large volume orders of promotional beverage cups that require increased inventories.

INCOME TAX MATTERS AND IMPACT OF CERTAIN ACCOUNTING POLICIES

 At February 28, 1997, the Company had net operating loss carryforwards ("NOL's") of approximately $13.0 million which will expire at various dates from 2004 through 2012. Such NOL's are available to reduce future taxable income for Federal income tax purposes under a tax sharing agreement with HPH. See "Certain Relationships and Related Transactions - Tax Sharing Agreement."

 In connection with the acquisition of Miner Container, PRI agreed to indemnify the former owners for up to $2.3 million of tax liabilities arising from the operations of an affiliate of Miner Container. During fiscal 1996 and fiscal 1997, the Company paid all of this obligation, which resulted in a corresponding increase in the excess of purchase price over the fair market value of the net assets acquired attributed to this acquisition.

INFLATION

 The principal component of the Company's products is resin. In recent years, resin prices have fluctuated, in part, due to industry capacity, consumption levels of resins and changes in the cost of feed stocks. In the event of significant inflationary pressures, the cost of the Company's raw materials, including resins, may increase. Under supply agreements with customers that accounted for approximately 60% of the Company's net sales in fiscal 1997, the Company has the ability to pass through resin price increases (as well as the obligation to credit any resin price decreases). In the case of sales which are not made pursuant to supply agreements containing such pass-through provisions, the Company historically has passed on increases in resin prices (as well as decreases in resin prices) to its customers through price adjustments. Sales prices for promotional beverage cups are generally determined in advance of a promotion and, accordingly, the Company bears the risk of resin price increases while producing such products. Because plastic resin is the principal component in the Company's products, the Company's financial performance is materially dependent on its ability to pass resin price increases on to its customers through contractual arrangements or otherwise. There can be no assurance that a significant increase in resin prices would not negatively impact the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 The financial statements are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.
                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 Set forth below is certain information concerning the individuals who are directors and executive officers of the Company.

    Name                     Age     Position
    ----                     ---     --------

    Howard P. Hoeper         57      Chairman of the Board of Directors, Chief
                                     Executive Officer and President
    Jerry J. Corirossi       53      Vice President - Finance & Administration,
                                     Chief Financial Officer, Secretary and
                                     Director
    Donald L. MacLaughlin    59      Vice President - Manufacturing (Western
                                     Operations) and Director
    Walter C. Riesen         66      Vice President - Manufacturing (Eastern
                                     Operations)
    Antony P. Ressler        36      Director
    David B. Kaplan          29      Director


    Set forth below is a description of the business experience of each director and executive officer of the Company.

 HOWARD P. HOEPER. Mr. Hoeper has been Chairman of the Board, Chief Executive Officer and President of Group since its formation in 1993, and has served as Chairman of the Board and Chief Executive Officer of PRI since 1984. He was also elected President of PRI in 1989.Mr. Hoeper has been elected to serve as Chairman of the Board of each of Group and PRI until the next annual meeting of the stockholders or until his successor is elected and qualified. Mr. Hoeper is the sole shareholder of HPH, which owns all of the outstanding capital stock of Group.

 JERRY J. CORIROSSI. Mr. Corirossi has been Vice President - Finance & Administration, Chief Financial Officer and Secretary of the Company since 1989, and has been a Director of Group since its formation in 1993 and a Director of PRI since February 1990. Mr. Corirossi shall serve as a director of such companies until the next annual meeting of stockholders or until his successor is elected and qualified. Mr. Corirossi is a Certified Public Accountant and has over twenty-five years of financial managerial experience.

 DONALD L. MACLAUGHLIN. Mr. MacLaughlin has been Vice President - Manufacturing (Western Operations) since 1989, and has been a Director of Group and PRI since October 1993. Mr. MacLaughlin shall serve as a director of such companies until the next annual meeting of stockholders or until his successor is elected and qualified. Mr. MacLaughlin has more than twenty years of experience in the rigid plastics packaging industry with a concentration in the thermoforming process.

 WALTER C. RIESEN. Mr. Riesen has been Vice President - Manufacturing (Eastern Operations) since 1989. Mr. Riesen has more than twenty years of experience in the rigid plastics packaging industry with a concentration in the injection molding and pressure forming processes.

 ANTONY P. RESSLER. Mr. Ressler was designated by Apollo to serve as a Director of Group and PRI in June 1993 pursuant to the Stockholders Agreement (as defined below). See "Certain Relationships and Related Transactions - Stock and Warrant Holders Agreement and Option." Mr. Ressler has been elected to serve as a Director of each of Group and PRI until the next annual meeting of the stockholders or until his successor is duly elected and qualified. Mr. Ressler is one of the founding principals of Apollo Advisors, L.P. and Lion Advisors, L.P. Mr. Ressler is a director of Allied Waste Industries, Inc., Dominick's Supermarkets, Family Restaurants, Inc., United International Holdings, Inc. and Vail Resorts, Inc. Mr. Ressler is also the Vice Chairman of LEARN (the Los Angeles Educational Alliance for Reform Now), the largest public school reform movement in the United States, and a member of the Executive Committee of the Board of Directors of the Jonsson Comprehensive Cancer Center at the University of California, Los Angeles, Medical Center.

 DAVID B. KAPLAN. Mr. Kaplan was designated by Apollo to serve as a director of Group and PRI in March 1996 pursuant to the Stockholders Agreement. See "Certain Relationships and Related Transactions - Stock and Warrant Holders Agreement and Option." Mr. Kaplan has been elected to serve as a Director of each of Group and PRI until the next annual meeting of the stockholders or until his successor is elected and qualified. Since 1991, Mr. Kaplan has been associated with and is a limited partner of Apollo Advisors, L.P. which, together with an affiliate, serves as the managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., which are private securities investment funds, and Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. Mr. Kaplan also serves as a Director of Allied Waste Industries, Inc., Family Restaurants, Inc., BDK Holdings, Inc. and Dominick's Finer Foods, Inc.

    Non-employee directors of PRI receive a fee of $3,500 for each meeting attended, up to a maximum of $15,000 per annum. Messrs. Kaplan and Ressler are serving as directors of Group and PRI pursuant to the Stock and Warrant Holders Agreement dated as of June 30, 1993 and amended as of September 24, 1996 (the "Stockholders Agreement"), which provides that two individuals designated by Apollo be elected as directors of Group and PRI so long as Apollo owns or has the right to acquire 15% or more of Group's voting securities (or one individual in the event Apollo owns or has the right to acquire between 10% and 14.99% of Group's voting securities). In addition, pursuant to the Stockholders Agreement, certain fundamental corporate actions proposed to be taken by Group or PRI require the approval of the directors designated by Apollo. See "Certain Relationships and Related Transactions - Stock and Warrant Holders Agreement and Option." Apollo has given an undertaking to Group that, if Group objects, no such designee will serve as a director of a direct competitor of the Company. Mr. Hoeper has agreed with Apollo and the TCW Entities that he will not compete directly or indirectly with the business carried on by the Company or any of its subsidiaries until the later of (i) two years following cessation of his employment with the Company or its subsidiaries and (ii) the date on which he and the members of his family do not own, directly and indirectly, at least 50% of Group's capital stock.

ITEM 11.  EXECUTIVE COMPENSATION.

    The following table summarizes information concerning annual and long-term cash and non-cash compensation paid to or accrued for the benefit of the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (collectively, the "named executive officers") for all services rendered in all capacities to the Company for fiscal 1997.

                              SUMMARY COMPENSATION TABLE


 Name and Principal Position        Salary      Bonus (2)     Other Annual          All Other Compensation
 ---------------------------        ------      ---------     ------------          ----------------------
                                                            Compensation(1),(3)           (4)
                                                            -------------------           ---
    Howard P. Hoeper                $327,818        _           $600,000                $5,250
     Chairman of the Board, Chief
     Executive Officer and
     President
    Jerry J. Corirossi              191,227       48,000           _                     5,250
     Vice President - Finance &
     Administration and Chief
     Financial Officer
    Donald L. MacLaughlin           191,227       48,000           _                     5,250
     Vice President -
     Manufacturing (Western
     Operations)



    Walter C. Riesen                191,227       48,000           _                     5,250
     Vice President -
     Manufacturing (Eastern
     Operations)



-----------
Notes:

(1) The Company does not have restricted stock award plans or long-term incentive plans and has not granted stock appreciation rights.

(2) Consists of discretionary bonus awards accrued in fiscal 1997 and paid in fiscal 1998 pursuant to PRI's Bonus Plan. See "- Bonus Plan."

(3) "Other Annual Compensation" for Mr. Hoeper consists of fees paid by PRI to HPH pursuant to a management agreement. See "Certain Relationships and Related Transactions - Management Agreement." None of the other named executive officers received reportable "Other Annual Compensation" in fiscal 1997

(4) Consists of contributions made by PRI on behalf of the named executive officers pursuant to the Pension Plan (as defined).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company's compensation policies are determined and executive officer compensation decisions are made by Mr. Hoeper, subject to the right of the directors designated by Apollo to approve the adoption of any employee stock option plan, stock bonus plan or any similar plan. Mr. Hoeper is the Chairman of the Board, Chief Executive Officer and President of the Company and indirectly owns, through his ownership of HPH, all of the outstanding capital stock of Group. See "Security Ownership of Certain Beneficial Owners and Management."

BONUS PLAN

    The Company maintains a cash bonus plan (the "Bonus Plan") for all of its executive officers and for certain other key management personnel. The bonus amount and the extent of participation in the Bonus Plan are discretionary. In the past, bonus awards to employees have been based on various qualitative and quantitative indicators of corporate and individual performance. The amounts of discretionary bonus awards accrued during fiscal 1997 are reflected in the Summary Compensation Table above.

PENSION PLAN

    On September 30, 1985, the Company established a qualified defined contribution pension plan (the "Pension Plan") for the purpose of providing funds to its employees upon their retirement. Participation in the Pension Plan is open to substantially all of the Company's employees. The Pension Plan requires the Company to contribute a specified percentage of an employee's total compensation for each plan year, and such amounts are credited to each employee's individual account on an annual basis. If any employee retires at age 65, or at such later date as permitted under the Pension Plan, then the entire amount of his account becomes 100.0% vested as of that date. The amount in an employee's account will also be fully vested at the time of his death or total permanent disability. Distributions under the Pension Plan may be made in one lump sum payment, in designated installments, in installments based upon an employee's life expectancy at retirement, or in the form of an annuity, at the employee's election. If employment is terminated for any reason other than retirement, death or total and permanent disability, then his account will be deemed to have been 20.0% vested for each year of service. The amounts accrued for the benefit of the named executive officers pursuant to the Pension Plan during fiscal 1997are reflected in the Summary Compensation Table above.

401(k) SAVINGS PLAN

    PRI has adopted a plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for employees that are age 18 or older and have been employed by PRI for at least three (3) months. Under the 401(k) Plan, each eligible employee is able to defer a portion of his or her salary each year on a before-tax basis. The portion deferred is paid by PRI to the trustee under the 401(k) Plan for the account of the participant. The Company does not match employee contributions or otherwise contribute to the 401(k) Plan on behalf of employee-participants. All employee-participant contributions are fully vested upon contribution.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

    PRI's Certificate of Incorporation contains a provision permitted under the Delaware General Corporation Law (the "DGCL") eliminating (with limited exceptions) each director's personal liability for monetary damages for breach of any duty as a director. PRI's Certificate of Incorporation and Bylaws authorize PRI to indemnify its present and former directors and officers and to pay or reimburse expenses for such individuals in advance of the final disposition of a proceeding to the maximum extent permitted from time to time under the DGCL. The DGCL provides that indemnification of a person who is a party, or threatened to be made a party, to legal proceedings by reason of the fact that such a person is or was a director, officer, employee or agent of a corporation, or is or was serving as a director, officer, employee or agent of a corporation or other firm at the request of a corporation, against expenses, judgments, fines and amounts paid in settlement, is mandatory in certain circumstances and permissive in others, subject to authorization by the corporation's board of directors.

    PRI has entered into indemnification agreements with each of its directors and executive officers. The indemnification agreements require, among other things, that PRI indemnify such officers and directors to the fullest extent permitted by law, and advance to the officers and directors all related expenses, subject to reimbursement if it is subsequently determined that indemnification is not permitted. The indemnification agreements also require PRI to indemnify and advance all expenses incurred by officers and directors seeking to enforce their rights thereunder and cover officers and directors under the Company's directors' and officers' liability insurance. Although the indemnification agreements offer substantially the same scope of coverage afforded by provisions in PRI's Certificate of Incorporation and Bylaws, they provide greater assurance to directors and officers that indemnification will be available, because, as a contract, it cannot be unilaterally modified by the Board of Directors or by the stockholders to eliminate the rights it provides.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Group owns all of the outstanding capital stock of the Company. The following table sets forth certain information, as of February 28, 1997, regarding beneficial ownership of the capital stock of Group by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding capital stock of Group. Except as identified below with respect to Messrs. Hoeper, Ressler and Kaplan, none of the executive officers or directors of Group beneficially own any shares of the capital stock of Group.


NAME AND COMPLETE MAIL ADDRESS                     AMOUNT           PERCENTAGE OF       PERCENTAGE OF
                                                    OWNED         VOTING SECURITIES   VOTING SECURITIES
                                                  (SHARES)              OWNED              OWNED (1)

HPH Industries, Ltd. (2)                            56,250               100%               60.0%
  One Conway Park
  100 Field Drive
  Suite 300
  Lake Forest, Illinois 60045
Apollo Packaging Partners, L.P. (3), (4)            27,500                _                 29.3%
  c/o Apollo Advisors, L.P.
  Two Manhattanville Road
  Purchase, New York 10577
TCW/Crescent Mezzanine Partners, L.P. (3), (5)       7,613                 _                 8.1%
  11100 Santa Monica Boulevard
  Suite 2000
  Los Angeles, California 90025



TCW/Crescent Mezzanine Trust (3), (5)
  11100 Santa Monica Boulevard
  Suite 2000
  Los Angeles, California 90025                     2,387                  _                 2.5%


-----------
Notes:

(1) On a fully diluted basis, assuming the exercise of all of the Warrants (as discussed in note 3 below).

(2) Through his ownership of HPH, Mr. Hoeper beneficially owns and exercises sole investment and voting rights with respect to 56,250 shares of capital stock of Group representing 100% of Group's outstanding capital stock.

(3) Apollo and the TCW Entities own Warrants to purchase 27,500 and 10,000 shares of Group's capital stock, respectively (or 29.3% and 10.7% of such capital stock of Group, respectively, assuming full exercise of the Warrants). The Warrants are exercisable for an exercise price of $213.33 per share of capital stock of Group. The Warrants expire on June 30, 2003. Apollo and the TCW Entities also own an option to purchase additional shares of capital stock of Group under certain circumstances. See "Certain Relationships and Related Transactions - Stock and Warrant Holders Agreement and Option."

(4) The general partner of Apollo is AIF II, L.P., the general partner of which is Apollo Advisors, L.P. The general partner of Apollo Advisors, L.P. is Apollo Capital Management, Inc., the directors and stockholders of which are Messrs. Leon D. Black and John J. Hannan. Messrs. Ressler and Kaplan serve on the Board of Directors of Group and PRI as nominees of Apollo. See "Directors and Executive Officers of the Registrant." Each of Messrs. Ressler, Kaplan, Black and Hannan disclaim any beneficial ownership of the capital stock of Group.

(5) The general partner of TCW Partners and the managing owner of TCW Trust is TCW/Crescent Mezzanine, L.L.C. ("TCW/Crescent LLC"). Messrs. Robert D. Beyer and Jean-Marc Chapus are portfolio managers of TCW/Crescent LLC and exercise voting and dispositive powers on its behalf. Messrs. Beyer and Chapus disclaim any beneficial ownership of the capital stock of Group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MANAGEMENT AGREEMENT

    Since its inception, PRI has paid certain fees to HPH in exchange for financial and management consulting services and has reimbursed HPH for expenses incurred in connection with the performance of such services. HPH owns all of the outstanding capital stock of Group and is itself wholly-owned by Mr. Hoeper, the Chairman, Chief Executive Officer and President of Group and PRI. The aggregate amount of payments received by HPH during fiscal 1995, 1996 and 1997 in respect of such fees and reimbursements were approximately $687,000, $662,000 and $662,000, respectively. PRI and HPH entered into a management agreement pursuant to which HPH will receive a fixed payment for financial and management consulting services in the amount of $600,000 per fiscal year, subject to increase at the discretion of the Company and to the extent permitted by instruments governing indebtedness of PRI, including the Indenture governing the Senior Secured Notes, or decrease to the extent required by the terms of such indebtedness. Because of the personal nature of the services provided by HPH and Mr. Hoeper, the Company cannot determine whether it could obtain the same services on more favorable terms from a third party.

TAX SHARING AGREEMENT

    The operations of Group and PRI are included in the Federal income tax returns filed by HPH. The three companies have entered into a tax sharing agreement (the "Tax Sharing Agreement") which apportions the consolidated income tax liability of the affiliated group. Under the Tax Sharing Agreement, the Federal income tax liability of PRI is calculated on a separate return basis and the amount so calculated, which in no event may exceed the group's consolidated tax liability for such year, is paid to HPH which then pays the group's taxes for such year. None of HPH, Group or PRI is liable for (or is due) any amount to (or from) the other even though the tax liability of the group may have been reduced by reason of the inclusion of Group or PRI as a member of the group.

STOCK AND WARRANT HOLDERS AGREEMENT AND OPTION

    HPH, Apollo, the TCW Entities, Mr. Hoeper and Group are parties to the Stockholders Agreement which, among other things, gives Apollo and the TCW Entities the pre-emptive right to acquire a portion of additional shares of capital stock of Group issued by Group, a right of first refusal on shares of capital stock of Group owned by HPH, the right to require Group to purchase their equity interests if Group has not had a public offering of voting stock prior to June 30, 1999 (to the extent permitted under the Credit Agreement and the Indenture governing the Senior Secured Notes) and, subject to certain exceptions, the right to participate in any sale of capital stock of Group by HPH. In addition, if at any time after June 30, 1999, the holders of a majority of the shares of capital stock of Group propose to sell their shares, they may require the other parties to the Stockholders Agreement to participate in such sale. The Stockholders Agreement also provides that Mr. Hoeper will not, as long as HPH owns at least 10% of Group, transfer any shares of capital stock of HPH, except pursuant to the laws of descent. If any shares of HPH capital stock are transferred pursuant to laws of descent, Apollo and the TCW Entities will have the right to require the descendants to purchase their equity interests in Group at the fair market value thereof. Group has granted Apollo and the TCW Entities an option to purchase at fair market value that number of shares of capital stock of Group which, when aggregated with the other shares owned by them or which they have the right to acquire, equal 51% of the outstanding shares on a fully diluted basis. The option is exercisable during the period of 180 days following the date on which Mr. Hoeper and his heirs do not own and have the right to vote all of the shares of HPH. The exercise of the option is conditioned upon a simultaneous offer by the holders to purchase at fair market value all shares of Group owned by HPH.

    The Stockholders Agreement also provides, among other things, that Apollo has the right to designate (i) two members of the Board of Directors of Group and PRI so long as it owns or has the right to acquire 15% or more of the voting securities of Group outstanding as of the date of consummation of the Stockholders Agreement (the "Initial Voting Securities") and (ii) one member of the Board of Directors of Group and PRI so long as it owns or has the right to acquire between 10% and 14.99% of the Initial Voting Securities. In addition, a majority of the Apollo designees serving as members of the Board of Directors of Group or PRI must approve certain fundamental corporate actions proposed to be taken by each such company, including (i) the sale of all or substantially all of its assets, (ii) a merger, consolidation or dissolution, (iii) an acquisition involving consideration of more than $10.0 million, (iv) certain transactions with affiliates, (v) an amendment to its Certificate of Incorporation or By-laws, (vi) the adoption of certain employee benefit plans and (vii) any material change in its line of business. The Stockholders Agreement terminates on June 30, 2003.

EQUITY REGISTRATION RIGHTS AGREEMENT

    Group, Apollo and the TCW Entities are parties to the Equity Registration Rights Agreement dated as of June 30, 1993 (the "Equity Registration Rights Agreement"). Under the Equity Registration Rights Agreement, the holders of at least 25% of the Warrants (or shares of capital stock of Group obtainable upon exercise of the Warrants (collectively, the "Registrable Equity Securities")) on up to three separate occasions may require Group, subject to certain conditions, to effect the registration of the Registrable Equity Securities under the Securities Act. In addition to such demand registration rights, such holders also may, subject to certain limitations, require Group to register their Registrable Equity Securities if Group registers any of its equity securities under the Securities Act. Group has agreed to bear all expenses incident to the registration rights provided under the Equity Registration Rights Agreement, except that expenses incurred in connection with any second or third demand registration are to be allocated equally between Group and the selling securityholders. Group has also agreed to indemnify selling securityholders against certain liabilities, including liabilities under the Securities Act.

DIVIDEND TO SOLE STOCKHOLDER

    In May 1996, PRI used a portion of the net proceeds from the issuance of its Senior Secured Notes to fund a dividend of $31.8 million to its sole stockholder.

                                       Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a)1 Financial Statements

PACKAGING RESOURCES INCORPORATED                                          PAGE
Independent Auditors' Report                                              F-1
Balance Sheets as of February 29, 1996 and February 28, 1997              F-2
Statements of Operations for the years ended February 28, 1995,
February 29, 1996 and February 28, 1997                                   F-3
Statements of Stockholder's Equity (Deficit) for the years ended
February 28, 1995, February 29, 1996 and February 28, 1997                F-4
Statements of Cash Flows for the years ended February 28, 1995,
February 29, 1996 and February 28, 1997                                   F-5
Notes to Financial Statements                                             F-6

    (a)2 Financial Statement Schedule

 Independent Auditors' Report                                             S-1
 Schedule II -- Packaging Resources Incorporated's Valuation and          S-2
 Qualifying Accounts Information

All other Financial Statement Schedules are omitted as they are inapplicable, immaterial or the required information is included in the consolidated financial statements or notes thereto.

    (a)3 Exhibits

    EXHIBIT                       EXHIBIT
      NO.

 3.1 **       Amended and Restated Certificate of Incorporation of PRI

 3.2 **       Amended and Restated By-Laws of PRI

 4.1 ** Indenture dated as of May 17, 1996 between PRI and LaSalle National Bank, as Trustee, relating to the Senior Secured Notes (including form of certificate to be delivered in connection with transfers to institutional accredited investors)

 4.2 ** Registration Rights Agreement dated as of May 17, 1996 between PRI and BT Securities Corporation and Donaldson, Lufkin & Jenrette Securities Corporation

 4.3 ** Credit Agreement dated as of May 17, 1996 among PRI, the lenders signatory thereto and LaSalle National Bank, as administrative agent

 10.5 ** Management Agreement dated as of May 17, 1996 between HPH Industries, Ltd. and PRI

 10.6 ** Agreement Apportioning the Consolidated Income Tax Liability of HPH Industries, Ltd. Affiliated Group effective as of May 17, 1996 among HPH, Group and PRI

 10.7 ** The Dannon Company, Inc. 4 oz. Sprinkl'ins Dannon Cup Mold and Cup Manufacture Agreement between The Dannon Company, Inc. and PRI dated July 10, 1992, as amended April 4, 1994 and February 6, 1995*
                                         -19-

 10.8 ** The Dannon Company, Inc. 6 oz. Blended Cup Mold and Cup Manufacture Agreement between The Dannon Company, Inc. and PRI dated April 18, 1991, as amended July 10, 1992, April 4, 1994 and June 26, 1995*

 10.9 ** The Dannon Company, Inc. 8 oz. Mold Manufacture and Cup Production Agreement between The Dannon Company, Inc. and PRI dated December 9, 1991, as amended October 27, 1992, April 4, 1994 and February 15, 1996*

 10.9A** Extension Letter dated June 20, 1996 with respect to The Dannon Company, Inc. 8 oz. Mold Manufacture and Cup Production Agreement between The Dannon Company, Inc. and PRI*

 10.10** The Dannon Company 8 oz. Mold Manufacture and Cup Production Agreement between The Dannon Company, Inc. and PRI (as successor to Miner Container of Texas, Inc.) dated January 15, 1992, as amended November 16, 1992*

 10.11 ** The Restated Parts Supply Agreement dated July 1, 1992 between Yoplait U.S.A., a Division of General Mills Products Corp., and PRI*

 10.12 ** The Cans Supply Agreement dated August 6, 1992 between Ross Laboratories, a Division of Abbott Laboratories, and PRI*

 10.13 ** Form of Indemnification Agreement dated as of May 17, 1996 between PRI and each of its directors and officers

 10.14 **     Description of Annual Bonus Plan

 12.1         Statements re Computation of Ratios

 27.1         Financial Data Schedule

-----------

* The Registrant has omitted certain portions of this agreement for which the Registrant has obtained confidential treatment pursuant to Rule 406 of the Securities Act of 1993, as amended; unredacted copies have been filed with the Securities and Exchange Commission.

** Incorporated by reference to the similarly numbered exhibits to the Registration Statement on Form S-1 (Commission File No. 333-05885) filed on June 13, 1996.

    (b) Reports on Form 8-K.

        None.

                             INDEPENDENT AUDITORS' REPORT


The Board of Directors
and Stockholder of
Packaging Resources Incorporated:


We have audited the accompanying balance sheets of Packaging Resources Incorporated as of February 29, 1996 and February 28, 1997, and the related statements of operations, stockholder's equity (deficit), and cash flows for each of the years in the three-year period ending February 28, 1997. These financial statements are the responsibility of the management of Packaging Resources Incorporated. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Packaging Resources Incorporated as of February 29, 1996 and February 28, 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 1997 in conformity with generally accepted accounting principles.






Chicago, Illinois
March 21, 1997

                           PACKAGING RESOURCES INCORPORATED

                                    BALANCE SHEETS

                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1997
               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                  ASSETS                                               1996             1997
                                                                                       ----             ----
Current assets:
  Cash and cash equivalents......................................................   $      398          6,154
Accounts receivable, net of allowance for doubtful accounts of $156 and $135
  in 1996 and 1997, respectively.................................................       10,719         10,978
Inventories......................................................................       21,394         21,396
Prepaid expenses.................................................................          646             69
Deferred income taxes............................................................          922            877

Total current assets.............................................................       34,079         39,474

Property, plant, and equipment, net..............................................       52,352         52,680
Intangibles, net.................................................................       20,454         20,505
Other assets.....................................................................        3,754          5,548
                                                                                    $  110,639        118,207
                                                                                    ----------      ---------
                                                                                    ----------      ---------

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Current maturities of long-term debt.............................................       10,350            950
Accounts payable.................................................................        2,615          5,227
Accrued expenses.................................................................        3,912          8,754
Income taxes payable.............................................................          240             19
                                                                                    ----------      ---------
Total current liabilities........................................................       17,117         14,950

Long-term debt, excluding current maturities.....................................       67,174        110,000
Deferred income taxes............................................................        8,083          7,645
                                                                                    ----------      ---------
Total liabilities................................................................       92,374        132,595
                                                                                    ----------      ---------

Stockholder's equity:
Common stock, $.01 par value; 1,000 shares authorized,
  issued, and outstanding in 1996 and 1997.......................................          -              -
Additional paid-in capital.......................................................       20,278            -
Retained earnings (accumulated deficit)..........................................       (2,013)       (14,388)
                                                                                    ----------      ---------
Total stockholder's equity.......................................................       18,265        (14,388)
                                                                                    ----------      ---------
                                                                                    $  110,639        118,207
                                                                                    ----------      ---------
                                                                                    ----------      ---------


      The accompanying notes are an integral part of these financial statements.

                           PACKAGING RESOURCES INCORPORATED

                               STATEMENTS OF OPERATIONS
       YEARS ENDED FEBRUARY 28, 1995, FEBRUARY 29, 1996, AND FEBRUARY 28, 1997
               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                       1995            1996           1997
                                                                                       ----            ----           ----
Net sales..........................................................................   $135,696        132,852        120,086
Cost of goods sold.................................................................    113,928        110,544         98,942
                                                                                      --------        -------        -------
Gross profit.......................................................................     21,768         22,308         21,144
Selling, general, and administrative expenses......................................      8,407          6,864          6,983
Amortization of intangibles and other assets.......................................      3,102          2,434            712
Nonrecurring charge (note 9).......................................................      7,257            -              -
                                                                                       -------         ------        -------
Operating income...................................................................      3,002         13,010         13,449
Interest expense...................................................................      8,503         10,671         12,711
                                                                                       -------         ------        -------

Income (loss) before income taxes and
  extraordinary item...............................................................    (5,501)          2,339            738
Income tax expense (benefit).......................................................    (1,980)          1,006            491
                                                                                       -------         ------        -------

Income (loss) before extraordinary item............................................    (3,521)          1,333            247
                                                                                       -------         ------        -------

Extraordinary item - loss on early extinguishment
  of debt, net of tax..............................................................        -              -            1,139
                                                                                       -------         ------        -------

Net income (loss)..................................................................   $(3,521)          1,333          (892)
                                                                                       -------         ------        -------
                                                                                       -------         ------        -------

      The accompanying notes are an integral part of these financial statements.

                           PACKAGING RESOURCES INCORPORATED

                     STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

       YEARS ENDED FEBRUARY 28, 1995, FEBRUARY 29, 1996, AND FEBRUARY 28, 1997
               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                          Retained       Total
                                                           Common       Additional        earnings      stock-
                                         Common            stock         paid-in       (accumulated     holder's
                                          stock           warrants       capital          deficit)       equity
                                         ------           --------     ----------       ------------    ---------
Balances at February 28, 1994........    $  -                  -            22,778            175       22,953
Dividends paid on common stock.......       -                  -            (2,500)           -         (2,500)
Net loss.............................       -                                -             (3,521)      (3,521)
                                         ------           --------      ----------    -----------    ---------
Balances at February 28, 1995........       -                  -            20,278         (3,346)      16,932
Net income...........................       -                  -             -              1,333        1,333
                                         ------           --------      ----------    -----------    ---------
Balances at February 29, 1996........       -                  -            20,278         (2,013)      18,265
Dividends paid on common stock.......       -                  -           (20,278)       (11,483)     (31,761)
Net loss.............................       -                  -             -               (892)        (892)
                                         ------           --------      ----------    -----------    ---------
Balances at February 28, 1997........    $  -                  -             -            (14,388)     (14,388)
                                         ------           --------      ----------    -----------     ---------
                                         ------           --------      ----------    -----------     ---------

   The accompanying notes are an integral part of these financial statements.

                           PACKAGING RESOURCES INCORPORATED

                               STATEMENTS OF CASH FLOWS

                  YEARS ENDED FEBRUARY 28, 1995, FEBRUARY 29, 1996,
                                AND FEBRUARY 28, 1997
               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                     1995           1996           1997
                                                                     ----           ----           ----
Cash flows from operating activities:
 Net income (loss).............................................    $(3,521)         1,333           (892)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization...............................     11,340         11,381          8,911
   Write-off of financing costs................................        -              -            1,139
   Deferred income taxes.......................................     (1,481)           678            336
   Loss on sale of property, plant, and equipment..............      1,034             31             11
   Change in assets and liabilities:
    Accounts receivable........................................      5,710            567           (259)
    Inventories................................................        977          3,583             (2)
    Prepaid expenses...........................................        638           (527)           577
    Other assets...............................................        (87)          (239)            80
    Accounts payable...........................................        306         (5,932)         2,612
    Accrued expenses...........................................     (3,416)          (808)         4,842
    Income taxes...............................................        (28)         1,708           (221)
                                                                    ------         ------         ------

Net cash provided by operating activities......................     11,472         11,775         17,134
                                                                    ------         ------         ------

Cash flows from investing activities:
  Proceeds from sale of property, plant, and equipment.........        237             29            -
  Payment for purchase of the net assets from Louisiana
   Plastics, Incorporated and Miner Container..................     (1,500)        (1,536)          (764)
  Capital expenditures.........................................     (7,925)        (3,449)        (7,629)
  Notes receivable from related party..........................      1,938            -              -
                                                                    ------         ------         ------

Net cash used in investing activities..........................     (7,250)        (4,956)        (8,393)
                                                                    ------         ------         ------

Cash flows from financing activities:
  Net payments under credit agreement..........................       (834)        (5,603)        (2,250)
  Retirement of indebtedness under old credit agreement........        -              -          (73,474)
  Net proceeds from senior secured notes.......................        -              -          105,350
  Payment of promissory notes..................................     (1,350)        (1,050)          (850)
  Dividends paid...............................................     (2,500)           -          (31,761)
                                                                    ------         ------         ------

Net cash used in financing activities..........................     (4,684)        (6,653)        (2,985)
                                                                    ------         ------         ------

Net increase (decrease) in cash and cash equivalents...........       (462)           166          5,756
Cash and cash equivalents at beginning of year.................        694            232            398
                                                                    ------         ------         ------

Cash and cash equivalents at end of year.......................     $  232            398          6,154
                                                                    ------         ------         ------
                                                                    ------         ------         ------

Supplemental disclosure of cash flow information - cash paid for:
Interest                                                          $  8,881          9,239          7,590
Income taxes                                                           432            117            214



    The accompanying notes are an integral part of these financial statements.

                           PACKAGING RESOURCES INCORPORATED

                            NOTES TO FINANCIAL STATEMENTS

                        FEBRUARY 28, 1995, FEBRUARY 29, 1996,
                                AND FEBRUARY 29, 1997
               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  DESCRIPTION OF BUSINESS

    Packaging Resources Incorporated (PRI or the Company) was organized in 1984 as a wholly owned subsidiary of HPH Industries, Ltd. (HPH). During fiscal 1994 PRI Holdings, Inc. (Holdings) acquired all of the common stock of PRI from HPH. During fiscal 1995 Holdings changed its name to Packaging Resources Group, Inc. (Group). Packaging Resources Group, Inc. is a wholly owned subsidiary of HPH.

    The primary business of PRI is the manufacture and sale of promotional beverage cups and plastic packaging for the food, dairy, and pharmaceutical industries. PRI has manufacturing facilities in Coleman, Michigan; Kansas City, Missouri; Mt. Carmel, Pennsylvania; and New Vienna, Ohio.

    (b)  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of deposits with banks and short-term investments with original maturities of three months or less.

    (c)  INVENTORIES

    Inventories are stated at the lower of first-in, first-out cost or net realizable value.

    (d)  PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the following estimated useful lives of the assets:

    Furniture and fixtures.................              5 years
    Molds..................................            3-5 years
    Machinery and equipment................             13 years
    Buildings and improvements.............             25 years
    Land improvements......................             35 years


    Leasehold improvements are amortized ratably over the shorter of the lease term or estimated useful life of the assets.

    (e)  INTANGIBLES

    Intangibles consist of patent costs and the excess of the cost over the fair value of net assets purchased. The intangibles are amortized on a straight-line basis over their useful lives of 14 years to 40 years.
Accumulated amortization was $3,865 and $4,577 at February 29, 1996 and February 28, 1997, respectively.

                           PACKAGING RESOURCES INCORPORATED

                            NOTES TO FINANCIAL STATEMENTS
               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)


    At each balance sheet date, PRI evaluates the realizable value of intangibles on the basis of whether the intangibles are fully recoverable from projected, undiscounted net cash flows. Based on its most recent analysis, PRI believes no impairment of the carrying values of intangibles exists.

    (f)  OTHER ASSETS

    The costs of debt issuance are included in other assets and are amortized over the term of the related debt on the straight-line method.

    (g)  INCOME TAXES

    PRI is included in the consolidated Federal income tax return of HPH. Federal income taxes are calculated on a separate company basis and remitted to HPH.

    Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recorded when it is more likely than not that such tax benefits will be realized.

    (h)  RETIREMENT PLANS

    PRI has two defined contribution retirement plans covering substantially all of its employees. PRI's Money Purchase Retirement Plan is funded entirely by employer contributions based upon a defined percentage of participating employees' compensation. PRI also has a 401(k) plan where participants elect to have a designated percentage of their salary withheld and contributed to the plan.

    (i)  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

    (j)  FINANCIAL STATEMENT RECLASSIFICATION

    Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform with the 1997 presentation.

                           PACKAGING RESOURCES INCORPORATED

                            NOTES TO FINANCIAL STATEMENTS
               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)


(2) INVENTORIES

    Inventories consist of the following at February 29, 1996 and February 28, 1997:
                                                    1996              1997
                                                 ---------           ------
Finished Goods...............................    $  13,065           12,747
Raw Materials................................        4,407            4,646
Supplies and mold materials..................        3,922            4,003
                                                 ---------           ------
Total........................................    $  21,394           21,396
                                                 ---------           ------
                                                 ---------           ------

(3) PROPERTY, PLANT, AND EQUIPMENT
    Property, plant, and equipment consist of the following at February 29, 1996 and February 28, 1997:
                                                   1996               1997
                                                 ---------           ------
                                                 ---------           ------

Land.........................................    $   309                 309
Buildings....................................     10,156              10,682
Machinery, equipment, and fixtures...........     80,271              83,219
Leasehold improvements.......................        157               1,622
Construction in progress.....................      1,562               4,048
                                                 --------           --------
                                                  92,455              99,880
Less allowance for depreciation and amortization (40,103)            (47,200)
                                                 --------           --------
Total........................................    $52,352              52,680
                                                 --------           --------
                                                 --------           --------

  Construction in progress includes machinery and equipment which have not yet been placed in service and molds which are in the process of being manufactured. Depreciation expense for the years ended February 28, 1995, February 29, 1996, and February 28, 1997 was $7,390, $7,287, and $7,328, respectively.

(4) OTHER ASSETS

    Other assets consist of the following at February 29, 1996 and February 28, 1997:
                                                 1996                1997
                                              --------             -------
Debt issuance cost, net....................   $  2,213               4,125
Leased equipment, net......................      1,479               1,360
Other......................................         62                  63
                                              --------             -------
                                              $  3,754               5,548
                                              --------             -------
                                              --------             -------

  The debt issuance costs were incurred in connection with the revolving line of credit, the 12.5% senior subordinated notes issued by Group, and the term loan described in note 8. The cost is being amortized over the remaining life of the debt. Amortization of these costs was $848, $1,600, and $525 for the years ended February 28, 1995, February 29, 1996, and February 28, 1997, respectively. Leased equipment represents equipment leased and available for lease to PRI's customers.


(5) LEASES

    PRI has several noncancelable operating leases for substantial portions of the Company's plant and office facilities and machinery and equipment. Leased plant and office facilities generally contain renewal options. Rental expense for operating leases for the years ended February 28, 1995, February 29, 1996, and February 28, 1997 aggregated approximately $2,547, $2,062, and $1,757, respectively. Additionally, PRI has several facilities which are being subleased.

  Future minimum lease payments and related sublease income under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of February 28, 1997 are:


                                                         OPERATING   OPERATING
                                                           LEASE     SUBLEASE
FISCAL YEAR                                              PAYMENTS     INCOME

1998..................................................    $1,691       (859)
1999..................................................     1,289       (776)
2000..................................................     1,203       (785)
2001..................................................       955       (162)
2002..................................................       886         -
Thereafter............................................     1,375         -
                                                          ------     -------

Total minimum lease payments (income).................... $7,399     (2,582)
                                                          ------     -------
                                                          ------     -------

(6) ACCRUED EXPENSES

    Accrued expenses consist of the following at February 29, 1996 and February 8, 1997:

                                                           1996      1997
                                                           ----      ----
Interest.............................................     $   27     4,277
Vacation.............................................      1,056     1,053
Pension..............................................        985       966
Other................................................      1,844     2,458
                                                          ------     -----
                                                          $3,912     8,754
                                                          ------     -----
                                                          ------     -----

(7) LONG-TERM DEBT

    The borrowing base for the revolving credit loan consisted of specific accounts receivable and inventories. PRI borrowed at the base rate (Base Rate) which was equal to one and one-half percent over the prime rate (8.25% at February 29, 1996) on the outstanding balance.

    Beginning in September of 1994, PRI was not in compliance with certain debt covenants. As a result, from October 1, 1994 through March 31, 1995, PRI was required to borrow funds at the Base Rate plus two percentage points.

    On March 31, 1995, PRI restructured its credit facility and its debt covenants. In conjunction with this restructuring, PRI received a waiver for noncompliance with certain debt covenants through March 31, 1995. Thereafter, PRI was in compliance with all restructured debt covenants.

    On May 17, 1996, PRI issued $110 million of 11-5/8% Senior Secured Notes due 2003. The funds from this issuance were used to repay all outstanding borrowings of the revolving credit loan and term loan and to fund a dividend to Group of $31.8 million. At this time, the Company also entered into a Senior Credit Facility which consists of a revolving credit facility and a letter of credit facility which permit borrowing at either LIBOR plus 2.00% or the prime rate plus 0.50% up to a maximum of $20.0 million and $2.0 million, respectively. The Senior Credit Facility matures on May 1, 1999. The Company pays a commitment fee of 0.50% per annum on the average daily unused amount of the revolving credit facility.

    At February 28 1997, there were no draws on the Senior Credit Facility. PRI paid approximately $4,650 in fees in connection with the new credit agreement and the 11-5/8% Senior Secured Notes.

    In August 1996 the privately placed notes were exchanged for notes registered with the Securities Exchange Commission. There were no changes in the amounts or terms of the notes.

    Long-term debt consists of the following at February 29, 1996 and February 28, 1997:

                                                             1996       1997
                                                             ----       ----

Revolving credit loan, interest at Base Rate,
  paid May 17, 1996......................................   $15,000       -
Senior Secured Notes, interest at 11-5/8%, paid semi-
  annually on May 1 and November 1, payable in full in
  May of 2003............................................       -      110,000
Term loan, interest at prime rate plus 1.5%,
  payable in quarterly installments, paid
  May 17, 1996..........................................     60,724       -
Promissory note, interest at prime rate plus 0.75%
  and effective March 12, 1995, interest at prime rate
  plus 2.0%, payable in installments semiannually
  through July of 1997..................................      1,500        950
Promissory note, interest-bearing at prime rate plus
  1.5%, paid March 1996.................................        300       -
                                                          ---------    -------
                                                             77,524    110,950
Less current maturities of long-term debt...............     10,350        950
                                                          ---------    -------
                                                          $  67,174    110,000
                                                          ---------    -------
                                                          ---------    -------

  PRI's credit agreements and other outstanding debt contain restrictions on incurring additional debt or liens, making investments, or making payments such as dividends, stock repurchases, or debt prepayments, and payments to affiliates.

                           PACKAGING RESOURCES INCORPORATED

                            NOTES TO FINANCIAL STATEMENTS
               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)


  Aggregate maturities of long-term debt after February 28, 1997 are as follows:

FISCAL YEAR                                                           AMOUNT
-----------                                                           ------
1998 .........................................................       $   950
1999 .........................................................             -
2000 .........................................................             -
2001 .........................................................             -
2002 .........................................................             -
Thereafter ...................................................       110,000
                                                                    --------
                                                                    $110,950
                                                                    --------
                                                                    --------


(8)      COMMITMENTS AND CONTINGENT LIABILITIES

  PRI had contingent consideration of up to $2,300 associated with the purchase of Miner. During fiscal 1996 and 1997, PRI made payments of $1,536 and $764, respectively. These payments resulted in an adjustment to increase the excess of the purchase price over the fair market value of the net assets acquired.

(9)      NONRECURRING CHARGE

  During fiscal 1995 a nonrecurring charge was incurred relating to the following items:

  Shutdown of manufacturing facilities .......................    $   6,363
  Write-off of costs associated with the public debt offering
     that was not completed by PRI...........................           894
                                                                  ---------
                                                                  $   7,257
                                                                  ---------
                                                                  ---------

  The liabilities associated with the nonrecurring charge have been paid in full.


(10)     EARLY EXTINGUISHMENT OF DEBT

  During fiscal 1997, in connection with the issuance of the 11-5/8% Senior Secured Notes as discussed in note 7, the write-off of unamortized financing fees and costs associated with the early extinguishment of debt was recorded as an extraordinary item, net of taxes in the accompanying statements of operations.

                            PACKAGING RESOURCES INCORPORATED

                               NOTES TO FINANCIAL STATEMENTS
                  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

(11)     INCOME TAXES

   Total income tax expense (benefit) for the years ended February 28, 1995, February 29, 1996, and February 28, 1997 was allocated as follows:

                                                                        1995           1996           1997
                                                                     ---------       --------      ----------
Income (loss) from operations....................................    $(1,980)         1,006            491
Extraordinary item - loss on early extinguishment of debt........        -              -             (728)
                                                                     -------          -----           -----
                                                                     $(1,980)         1,006           (237)
                                                                     -------          -----           -----
                                                                     -------          -----           -----

     Income tax expense (benefit) attributable to income before income taxes and extraordinary item for the years ended February 28, 1995, February 29, 1996, and February 28, 1997 consists of:

                                                       1995
                                   -------------------------------------------
                                     CURRENT          DEFERRED          TOTAL
                                     -------          --------          -----
Federal............................    $(668)           (1,184)       (1,852)
State..............................    $ 169              (297)         (128)
                                     -------          --------        -------
                                      $ (499)          (1,481)        (1,980)
                                     -------          --------        -------
                                     -------          --------        -------

                                                       1996
                                   -------------------------------------------
                                     CURRENT          DEFERRED         TOTAL
                                     -------          --------         -----
Federal..........................      $ 103             546             649
State............................        225             132             357
                                       -----         -------         -------
                                       $ 328             678           1,006
                                       -----         -------         -------
                                       -----         -------         -------

                                                       1997
                                   -------------------------------------------
                                     CURRENT        DEFERRED           TOTAL
                                     -------        --------           -----
Federal.......................       $  -               271              271
State.........................        155                65              220
                                    -----           --------           -----
                                     $155               336              491
                                    -----           --------           -----
                                    -----           --------           -----

                        PACKAGING RESOURCES INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

    Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% in 1995, 1996, and 1997 to income before income taxes and extraordinary item as a result of the following:

                                                                       1995      1996      1997
                                                                     --------  --------  --------
Computed "expected" tax expense (benefit)........................    $(1,870)     795       250
Increase (decrease) in income taxes resulting from:
    State income taxes, net of Federal
     income tax benefit.........................................        (185)     235       145
    Other, net..................................................          75      (24)       96
                                                                     -------   ------     -----
                                                                     $(1,980)   1,006       491
                                                                     -------   ------     -----
                                                                     -------   ------     -----

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 28, 1995, February 29, 1996, and February 28, 1997 are presented below:

                                                                       1995      1996      1997
                                                                     --------  --------  --------
Deferred tax assets:
    Compensated absences, principally due to accrual for
     financial reporting purposes...............................     $   345       343       342
    Net operating loss carryforwards............................       4,612     4,785     5,132
    Alternative minimum tax credit carryforwards................         395       495       495
    Other.......................................................         844       686       712
                                                                       -----    ------    ------

Total gross deferred tax assets                                        6,196     6,309     6,681
                                                                       -----    ------    ------

Deferred tax liabilities:
    Plant and equipment, principally due to differences in
     depreciation...............................................     (10,354)  (11,843)  (11,468)
    Intangible assets...........................................      (2,243)   (1,520)   (1,815)
    OtheR.......................................................         (82)    (1070)     (166)
                                                                     -------   -------   --------

Total gross deferred liabilities                                     (12,679)  (13,470)  (13,449)
                                                                     -------   -------   -------

Net deferred liability                                               $(6,483)   (7,161)   (6,768)
                                                                     -------   -------   -------
                                                                     -------   -------   -------

    PRI has not recorded a valuation allowance related to the deferred tax assets, as management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

    At February 28, 1997 PRI has net operating loss carryforwards of approximately $13,000 which are available to reduce future taxable income for Federal income tax purposes under a tax sharing agreement with HPH. The operating loss carryforwards expire at various dates from 2004 through 2012.

    PRI also has alternative minimum tax credit carryforwards of approximately $500 which are available to reduce future Federal income taxes over an indefinite period under a tax sharing agreement with HPH.

                           PACKAGING RESOURCES INCORPORATED

                            NOTES TO FINANCIAL STATEMENTS
               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)


(12)     DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and cash equivalents, receivables, accounts payable, and accrued expenses: The carrying amounts approximate fair value due to the short maturity of these instruments.

     Notes payable: The carrying amounts approximate fair value as all of the obligations incur interest at a market rate. In addition, the significant terms of fixed rate obligations do not differ materially from those currently available to PRI.

(13)     RETIREMENT PLAN

     PRI has a defined contribution retirement plan covering substantially all employees. Contributions are based upon a defined percentage of compensation. Provisions for the plan's contributions amounted to $775, $670, and $676 for the years ended February 28, 1995, February 29, 1996, and February 28, 1997, respectively. Provisions of the plan include 20% vesting per year.

(14)     RELATED-PARTY TRANSACTIONS

      PRI has various transactions with Group and HPH. These transactions include management fees and reimbursements to HPH of $687, $662, and $663 for each fiscal year 1995, 1996, and 1997, respectively. Additionally, PRI paid dividends of $115 to HPH on Series B preferred stock in 1995, and $2,500 and $31.8 million to Group on common stock in 1995 and 1997, respectively.

(15)     BUSINESS AND CREDIT CONCENTRATIONS

      PRI's business is substantially dependent on a limited number of large customers. In fiscal years 1995, 1996, and 1997, PRI's ten largest customers accounted for approximately 69%, 78%, and 80%, respectively, of its net sales. PRI's largest customers are General Mills (including Yoplait), Dannon, and Ross Labs, which represented approximately 27.0%, 19.2%, and 17.8%, respectively, of PRI's net sales for fiscal 1997. No customer other than General Mills, Dannon, or Ross Labs accounted for more than 5% of PRI's net sales during fiscal 1997. Accounts receivable for General Mills, Dannon, and Ross Labs totaled $5,976 and $7,175 at February 29, 1996 and February 28, 1997, respectively.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on May 21, 1997.


                                       PACKAGING RESOURCES INCORPORATED


                                       By: /S/ Howard P. Hoeper
                                          -----------------------------
                                          Howard P. Hoeper
                                          CHAIRMAN OF THE BOARD, CHIEF
                                          EXECUTIVE OFFICER AND PRESIDENT


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

           Name                                    Title                                         Date
           ----                                    -----                                         ----


/s/ Howard P. Hoeper                   Chairman of the Board, Chief Executive                 May 21, 1997
------------------------------         Officer and President (Principal
Howard P. Hoeper                       Executive Officer)



/s/ Jerry J. Corirossi                 Vice President, Finance and                            May 21, 1997
------------------------------         Administration
Jerry J. Corirossi                    (Principal Financial Officer and Principal
                                       Accounting Officer)


/s/ Donald L. MacLaughlin              Director                                               May 21, 1997
------------------------------
Donald L. MacLaughlin



/s/ Antony P. Ressler                  Director                                               May 21, 1997
------------------------------
Antony P. Ressler



/s/ David B. Kaplan                    Director                                               May 21, 1997
------------------------------
David B. Kaplan


                             INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder of
Packaging Resources Incorporated:

    The audits referred to in our report dated March 21, 1997, included the related financial statement schedule as of February 28, 1997 and for each of the years in the three-year period ended February 28, 1997, included in the February 28, 1997 annual report on Form 10-K of Packaging Resources Incorporated. This financial statement schedule is the responsibility of Packaging Resources Incorporated's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                   KPMG Peat Marwick LLP



Chicago, Illinois
March 21, 1997

                                  SCHEDULE II

                        PACKAGING RESOURCES INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS

     YEAR ENDED FEBRUARY 28, 1995, FEBRUARY 29, 1996 AND FEBRUARY 28, 1997


                                                                     ADDITIONS


                                       BALANCE AT          CHARGED TO          CHARGED
                                      BEGINNING OF          COSTS AND          TO OTHER                       BALANCE AT
DESCRIPTION                             PERIOD              EXPENSES           ACCOUNTS       DEDUCTIONS     END OF PERIOD
-----------                             ------              --------           --------       ----------     -------------
1995
Allowance for Doubtful Accounts          $208,000            $  34,000          $ 23,000       $   (65,000)      $200,000

1996
Allowance for Doubtful Accounts          $200,000            $    ___           $ 66,000       $  (110,000)      $156,000

1997
Allowance for Doubtful Accounts          $156,000            $    ___           $  2,000       $   (23,000)      $135,000
