Form 10-Q
period 1997-05-31
PACKAGING RESOURCES INC
filed 1997-07-08
CIK 825790

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549




                                      FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1997
                              --------------------------------------------------


                                          OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _______________________
Commission file number       333-05885
                      --------------------------------------------------------


                           Packaging Resources Incorporated
                           --------------------------------
                (Exact name of registrant as specified in its charter)


              Delaware                                     36-3321568
--------------------------------------------------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)



One Conway Park, 100 Field Drive, Suite 300, Lake Forest, Illinois     60045
--------------------------------------------------------------------------------
         (Address of principal executive offices)                    (Zip code)



                                    (847)295-6100
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 [X] Yes   [ ] No




                        APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the amount outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    As of May 31, 1997, the issuer had outstanding 1,000 shares of Common Stock, $.01 par value per share.

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS


                           PACKAGING RESOURCES INCORPORATED
                         STATEMENTS OF OPERATIONS (UNAUDITED)
                            (DOLLAR AMOUNTS IN THOUSANDS)


                                                         Three Months Ended
                                                               May 31
                                                    ----------------------------

                                                        1997            1996
                                                    ------------    ------------
Net Sales                                              $31,150         $31,316

Cost of goods sold                                      25,388          25,356

                                                    ------------    ------------
Gross Profit                                             5,762           5,960


Selling, general & administrative expenses               1,487           1,848
Amortization of intangibles and other assets               174             174

                                                    ------------    ------------
Operating income                                         4,101           3,938

Interest expense                                         3,411           2,416

                                                    ------------    ------------
Income before income taxes and                             690           1,522
   extraordinary item


Income tax expense                                         296             654

                                                    ------------    ------------
Income before extraordinary item                           394             868


Extraordinary item -- write-off of unamortized
   deferred financing cost, net of tax                       0           1,064

                                                    ------------    ------------
Net income(loss)                                          $394           ($196)
                                                    ------------    ------------
                                                    ------------    ------------

See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                           BALANCE SHEETS (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                      May 31,      February 28,
                                                       1997            1997
                                                  ------------    -------------
ASSETS
    Current assets:
      Cash and cash equivalents                         $5,003           $6,154
      Account receivable, net                           12,202           10,978
      Inventories                                       21,132           21,396
      Prepaid expenses                                     132               69
      Deferred income taxes                                877              877
                                                  ------------    -------------
    Total current assets                                39,346           39,474

    Property, plant, and equipment, net                 53,755           52,680
    Intangibles, net                                    20,327           20,505
    Other assets                                         5,372            5,548
                                                  ------------    -------------
                                                      $118,800         $118,207
                                                  ------------    -------------
                                                  ------------    -------------
LIABILITIES AND STOCKHOLDER'S EQUITY
    Current liabilities:
      Current maturities of long-term debt                $700             $950
      Accounts payable                                   8,094            5,227
      Accrued expenses                                   5,969            8,773
                                                  ------------    -------------
    Total current liabilities                           14,763           14,950

    Long-term debt, excluding current maturities       110,000          110,000
    Deferred income taxes                                8,031            7,645

                                                  ------------    -------------
    Total liabilities                                 $132,794         $132,595

    Stockholder's equity:
      Common stock, $.01 par value, 1,000 shares
        authorized, issued, and outstanding                  -                -
      Retained earnings (accumulated deficit)          (13,994)         (14,388)

                                                  ------------    -------------
    Total stockholder's equity                        ($13,994)        ($14,388)

                                                  ------------    -------------
                                                      $118,800         $118,207
                                                  ------------    -------------
                                                  ------------    -------------


See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                         Three Months Ended
                                                               May 31
                                                       ----------------------
                                                       1997           1996
                                                       ----           ----
Cash flows from operating activities:
   Net income (loss)                                    $394          ($196)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                 2,150          2,413
         Deferred income taxes                           386           (160)
         Change in assets and liabilities:
            Change in current assets                  (1,017)          (605)
            Change in current liabilities                 63          4,589
         Write-off of unamortized deferred
            financing costs                                0          1,867
----------------------------------------------------------------------------

Net cash provided by operating activities              1,976          7,908
----------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                               (2,877)        (1,942)
----------------------------------------------------------------------------

Net cash used in investing activities                 (2,877)        (1,942)
----------------------------------------------------------------------------

Cash flows from financing activities:
   Payments under credit agreement                         0         (2,250)
   Payments of promissory notes                         (250)          (550)
   Repayment of indebtedness under old
      credit agreement                                     0        (73,474)
   Proceeds from senior secured notes, net                 0        105,850
   Dividends paid                                          0        (31,761)
----------------------------------------------------------------------------

Net cash used in financing activities                   (250)        (2,185)
----------------------------------------------------------------------------

Net increase (decrease) in cash                       (1,151)         3,781
Cash at beginning of period                            6,154            398
----------------------------------------------------------------------------

Cash at end of period                                 $5,003         $4,179
----------------------------------------------------------------------------

Supplemental disclosure of cash flow information-
   cash paid for:
      Interest                                        $6,438         $1,593
      Income Taxes                                       $70            $28
----------------------------------------------------------------------------


See accompanying notes to financial statements.

                       PACKAGING RESOURCES INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1) Basis of Presentation

     The balance sheet as of May 31, 1997 and the statements of operations for the three months ended May 31, 1997 and the statement of cash flows for the three months ended May 31, 1997 and 1996 have been prepared by Packaging Resources Incorporated (PRI or the Company). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial statements for the interim periods included herein have been made. The results of operations for the three months ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended February 28, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - THREE MONTHS ENDED MAY 31, 1997 COMPARED TO THE THREE MONTHS ENDED MAY 31, 1996

     NET SALES: Net sales decreased $.2 million, or less than 1%, from $31.3 million in the first quarter of fiscal 1997 to $31.1 million in the first quarter of fiscal 1998. Packaging sales decreased $.3 million, or 1.0%, from $27.5 million in the first quarter of fiscal 1997 to $27.2 million in the first quarter of fiscal 1998. Promotional sales increased $.1 million, or 2.7%, from $3.8 million in the first quarter of fiscal 1997 to $3.9 million in the first quarter of fiscal 1998.

     GROSS PROFIT: Gross profit decreased $.2 million, from $6.0 million in the first quarter of fiscal 1997 to $5.8 million in the first quarter of fiscal 1998. Gross margins decreased slightly from 19.0% in the first quarter of fiscal 1997 to 18.5% in the first quarter of fiscal 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses decreased $.3 million from $1.8 million in the first quarter of fiscal year 1997 to $1.5 million in the first quarter 1998 and decreased as a percentage of net sales from 5.9% to 4.8%.

     OPERATING INCOME: Operating income increased $.2 million, from $3.9 million, or 12.6% of net sales, in the first quarter of fiscal 1997 to $4.1 million, or 13.2% of net sales, in the first quarter of fiscal 1998.

     INTEREST EXPENSE: Interest expense increased $1.0 million, from $2.4 million in the first quarter of fiscal 1997 to $3.4 million in the first quarter of fiscal 1998. The increase is primarily due to the issuance of the Senior Secured Notes (as defined below).

     INCOME TAXES: Income taxes decreased $.4 million, from $.7 million in the first quarter of fiscal 1997 to $.3 million in the first quarter of fiscal 1998, due to lower earnings. The Company's effective State and Federal tax rate was 43% in the first quarters of fiscal 1997 and 1998.

     INCOME BEFORE EXTRAORDINARY ITEM: For the reasons noted above, income before extraordinary item of $.9 million in the first quarter of fiscal 1997 decreased $.5 million to $.4 million in the first quarter of fiscal 1998.

     EXTRAORDINARY ITEM, NET OF TAX: In the first three months of fiscal 1997, the Company recorded an extraordinary write-off net of taxes of $1.1 million for unamortized deferred financing costs related to bank debt which was repaid in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

PRI issued $110.0 million in Senior Secured Notes due 2003 (the "Senior Secured Notes") in May 1996. The net proceeds from this issuance were used to repay all outstanding borrowings of the then existing senior secured credit facility (the "Old Credit Agreement") of $73.5 million and to fund a dividend of $31.8 million to the sole stockholder of the Company. In conjunction with this transaction, the Company also entered into a credit agreement (the "Credit Agreement") that, subject to certain borrowing conditions and limitation, provides for borrowings of up to $20.0 million. As of May 31, 1997, there were no outstanding borrowings under the Credit Agreement.

Cash provided by operating activities decreased to $1.8 million in the three months of fiscal 1998 from $7.9 million in the comparable period of fiscal 1997. The decrease results primarily from a $4.5 million decrease in the change of current liabilities due to the timing of trade payables and the fact that interest on the Senior Secured Notes, which is payable semi-annually, was paid on May 1, 1997, whereas the interest under the Old Credit Agreement was payable monthly. Other assets increased $1.9 million primarily due to the deferral of $4.1 million of financing costs related to the issuance of the Senior Secured Notes. This was partially offset by the write-off of $1.9 million of deferred financing cost related to certain bank debt that was paid off in May, 1996.

Capital expenditures were $1.9 million and $2.9 million for the first three months of fiscal 1997 and 1998, respectively. These expenditures, which will expand production capacity and reduce costs, include (i) the engineering and manufacture of new production molds, (ii) the installation of automated packaging and handling systems, and (iii) the expansion of the Company's warehouse space.

During the last quarter of fiscal 1997, the Company closed its Ft. Worth, Texas plant to reduce manufacturing overhead costs. Customers formerly serviced by the Ft. Worth, Texas plant are now serviced by the Company's Kansas City, Missouri plant. The cost of the closure, including relocation of machinery and equipment, did not have a material impact on the Company's results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         N/A


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         N/A

Item 2.  Changes in Securities
         N/A

Item 3.  Defaults Upon Senior Securities
         N/A

Item 4.  Submission of Matters to a Vote of Security Holders
         N/A

Item 5.  Other Information
         N/A

Item 6.  Exhibits and Reports on form 8-K
         a)  Exhibits:  The following exhibit is included in this Report on
                        Form 10-Q:  27.1 Financial Statement Schedule
         b)  Reports on form 8-K:  The company did not file any reports on Form
                                   8-K during the three months ended May 31, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PACKAGING RESOURCES INCORPORATED
                                            --------------------------------
                                            Registrant



Date   July 8, 1997                    /s/ Jerry J. Corirossi
    --------------------               -----------------------
                                       Jerry J. Corirossi
                                       Vice President, Finance and
                                       Administration and Chief Financial
                                       Officer and duly authorized officer