Form 10-Q
period 1997-08-31
PACKAGING RESOURCES INC
filed 1997-10-08
CIK 825790

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


(Mark One)

/ x /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 1997

                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
For transition period from _________________________ to ____________________
Commission file number 333-05885


                        PACKAGING RESOURCES INCORPORATED
               (Exact name of registrant as specified in its charter)


          Delaware                                    36-3321568
     __________________________________       ______________________
       (State or other jurisdiction of     (IRS Employer Identification No.)
        incorporation or organization

     One Conway Park, 100 Field Drive,                   60045
     Suite 300, Lake Forest, Illinois
     ________________________________                ______________
         (Address of principal                          (Zip code)
            executive offices)

                                  (847) 295-6100
                                 _________________
               (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               / X / Yes        / / No

                          APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the amount outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          As of August 31, 1997, the issuer had outstanding 1,000 shares of
                     Common Stock, $.01 par value per share.

PART I.   FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS


                              PACKAGING RESOURCES INCORPORATED
                            STATEMENTS OF OPERATIONS (UNAUDITED)
                                (DOLLAR AMOUNTS IN THOUSANDS)


                                   Three Months Ended       Six Months Ended
                                         August 31             August 31
                                   ------------------       ------------------
                                     1997        1996        1997      1996
                                   ------------------       ------------------

Net sales                            $30,149   $29,463       $61,299   $60,779
Cost of goods sold                    24,825    24,006        50,213    49,361
                                   ------------------       ------------------
Gross profit                           5,324     5,457        11,086    11,418

Selling, general & administrative
   expenses                            1,454     1,800         2,941     3,648
Amortization of intangibles and
   other assets                          173       173           346       346
                                   ----------  --------      ------- ---------

Operating income                       3,697     3,484         7,799     7,424
Interest expense                       3,403     3,402         6,815     5,818
                                   ----------  --------      ------- ---------
Income before income taxes and
   extraordinary item                  294          82           984     1,606

Income tax expense                     125          35           421       690
                                   ----------  --------      ------- ---------
Income before extraordinary item       169          47           563       916

Extraordinary item -- write-off
   of unamortized deferred financing
   cost, net of tax                      0           0             0     1,064
                                   ----------  --------      ------- ---------
Net income (loss)                     $169         $47          $563     ($148)
                                   ==========  ========      ======= =========

See accompanying notes to financial statements.

                       PACKAGING RESOURCES INCORPORATED
                          Balance Sheets (Unaudited)
                        (Dollar amounts in thousands)





                                                August 31,       February 28,
                                                   1997              1997
                                                ---------        -----------

ASSETS
  Current assets:
    Cash and cash equivalents                    $  7,644          $  6,154
    Accounts receivable, net                       11,133            10,978
    Inventories                                    20,297            21,396
    Prepaid expenses                                  151                69
    Deferred income taxes                             877               877
                                                 --------          --------
  Total current assets                           $ 40,102          $ 39,474

  Property, plant, and equipment, net              54,161            52,680
  Intangible, net                                  20,149            20,505
  Other assets                                      4,600             5,548
                                                 --------          --------
                                                 $119,012          $118,207
                                                 ========          ========

LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities:
    Current maturities of long-term debt         $      0          $    950
    Accounts payable                                5,162             5,227
    Accrued expenses                                9,615             8,773
                                                 --------          --------
  Total current liabilities                        14,777            14,950

  Long-term debt, excluding current maturities    110,000           110,000
  Deferred income taxes                             8,060             7,645
                                                 --------          --------
  Total liabilities                               132,837           132,595

  Stockholder's equity:
    Common stock, $.01 par value, 1,000 shares
      authorized, issued, and outstanding               -                 -
    Accumulated deficit                           (13,825)          (14,388)
                                                 --------          --------
  Total stockholder's equity                      (13,825)          (14,388)
                                                 --------          --------
                                                 $119,012          $118,207
                                                 ========          ========

See accompanying notes to financial statements.

                       PACKAGING RESOURCES INCORPORATED
                     Statements of Cash Flows (Unaudited)
                        (Dollar amounts in thousands)


                                                                         Six Months Ended
                                                                             August 31,
                                                                     ---------------------------
                                                                       1997              1996
                                                                     ---------         ---------
Cash flows from operating activities:
  Net income (loss)                                                   $    563          $   (148)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                      4,301             4,604
      Deferred income taxes                                                415              (342)
      Change in assets and liabilities:
        Change in current assets                                           725               867
        Change in current liabilities                                      778             6,629
      Write-off of unamortized deferred financing costs                      0             1,867
                                                                      --------          --------
Net cash provided by operating activities                                6,782            13,477
                                                                      --------          --------

Cash flows from investing activities:
  Capital expenditures                                                  (5,092)           (3,860)
  Proceeds from sale of leased equipment                                   750                 0
                                                                      --------          --------
Net cash used in investing activities                                   (4,342)           (3,860)
                                                                      --------          --------

Cash flows from financing activities:
  Payments under credit agreement                                            0            (2,250)
  Payments of promissory notes                                            (950)             (550)
  Repayment of indebtedness under old credit agreement                       0           (73,474)
  Proceeds from senior secured notes, net                                    0           105,850
  Dividends paid                                                             0           (31,761)
                                                                      --------          --------
Net cash used in financing activities                                     (950)           (2,185)
                                                                      --------          --------

Net increase in cash                                                     1,490             7,432
Cash at beginning of period                                              6,154               398
                                                                      --------          --------
Cash at end of period                                                 $  7,644          $  7,830
                                                                      ========          ========

Supplemental disclosure of cash flow information - cash paid for:
  Interest                                                            $  6,444          $  1,637
  Income taxes                                                        $    166          $    245
                                                                      ========          ========


See accompanying notes to financial statements.

                           PACKAGING RESOURCES INCORPORATED
                             NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

1)  BASIS OF PRESENTATION

          The balance sheet as of August 31, 1997 and the statements of operations for the three and six month periods ended August 31, 1997 and the statements of cash flows for the six month periods ended
     August 31, 1997 and 1996 have been prepared by Packaging Resources Incorporated (PRI or the Company). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial results for the interim periods included herein have been made. The results of operations for the three and six month periods ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended February 28, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTH PERIOD ENDED AUGUST 31, 1997 COMPARED TO
                         THE THREE MONTH PERIOD ENDED AUGUST 31, 1996


     NET SALES: Net sales increased $.6 million, or 2.3%, from $29.5 million in the second quarter of fiscal 1997 to $30.1 million in the second quarter of fiscal 1998. Packaging sales decreased $1.0 million, or 3.9%, from $26.6 million in the second quarter of fiscal 1997 to $25.6 million in the second quarter of fiscal 1998. Promotional sales increased $1.7 million, or 60.4%, from $2.9 million in the second quarter of fiscal 1997 to $4.6 million in the second quarter of fiscal 1998, primarily due to a higher level of customer promotions.

     GROSS PROFIT: Gross profit decreased $.1 million, from $5.4 million in the second quarter of fiscal 1997 to $5.3 million in the second quarter of fiscal 1998. Gross margins decreased slightly from 18.5% in the second quarter of fiscal 1997 to 17.7% in the second quarter of fiscal 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses decreased $.3 million from $1.8 million in the second quarter of fiscal year 1997 to $1.5 million in the second quarter of fiscal year 1998 and decreased as a percentage of net sales from 6.1% to 4.8%.

     OPERATING INCOME: Operating income increased $.2 million, from $3.5 million, or 11.8% of net sales, in the second quarter of fiscal 1997 to $3.7 million, or 12.3% of net sales, in the second quarter of fiscal 1998.

     INCOME TAXES: Income taxes increased $90 thousand, from $35 thousand in the second quarter of fiscal 1997 to $125 thousand in the second quarter of fiscal 1998, due to higher earnings. The Company's effective state and Federal tax rate was 43% in the second quarters of fiscal 1997 and 1998.

     INCOME BEFORE EXTRAORDINARY ITEM: For the reasons noted above, income before extraordinary item increased $122 thousand, from $47 thousand in the second quarter of fiscal 1997 to $169 thousand in the second quarter of fiscal 1998.

RESULTS OF OPERATIONS -- SIX MONTH PERIOD ENDED AUGUST 31, 1997 COMPARED TO
                         THE SIX MONTH PERIOD ENDED AUGUST 31, 1996


     NET SALES: Net sales increased $.5 million, or .9% from $60.8 million in the first six months of fiscal 1997 to $61.3 million in the first six months of fiscal 1998. Packaging sales decreased $1.3 million, or 2.5%, from $54.1 million in the first six months of fiscal 1997 to $52.8 million in the first six months of fiscal 1998. Promotional sales increased $1.9 million, or 28.0%, from $6.6 million in the first six months of fiscal 1997 to $8.5 million in the first six months of fiscal 1998, primarily due to a higher level of customer promotions.

     GROSS PROFIT: Gross profit decreased $.3 million, from $11.4 million in the first six months of fiscal 1997 to $11.1 million in the first six months of fiscal 1998. Gross margins decreased from 18.8% in the second quarter of fiscal 1997 to 18.1% in the second quarter of fiscal 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses decreased $.7 million from $3.6 million in the second quarter of fiscal 1997 to $2.9 million in the second quarter of fiscal 1998, and decreased as a percentage of net sales from 6.0% to 4.8%.

     OPERATING INCOME: Operating income increased $.4 million, from $7.4 million, or 12.2% of net sales, in the first six months of fiscal 1997 to $7.8 million, or 12.7% of net sales, in the first six months of fiscal 1998.

     INTEREST EXPENSE: Interest expense increased $1.0 million, from $5.8 million in the first six months of fiscal 1997 to $6.8 million in the first six months of fiscal 1998. The increase is primarily due to the issuance of the Senior Secured Notes (as defined below).

     INCOME TAXES: Income taxes decreased $.3 million, from $.7 million in the first six months of fiscal 1997, to $.4 million in the first six months of fiscal 1998. The Company's effective state and Federal tax rate was 43% in the first six months of fiscal 1997 and 1998.

     INCOME BEFORE EXTRAORDINARY ITEM: For the reasons noted above, income before extraordinary item of $.9 million in the first six months of fiscal 1997 decreased $.3 million to $.6 million in the first six months of fiscal 1998.

     EXTRAORDINARY ITEM, NET OF TAX: In the first six months of fiscal 1997, the Company recorded an extraordinary write-off net of taxes of $1.1 million for unamortized deferred financing costs related to bank debt which was repaid in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

PRI issued $110.0 million in Senior Secured Notes due 2003 (the "Senior Secured Notes") in May 1996. The net proceeds from this issuance were used to repay all outstanding borrowings of the then existing senior secured credit facility (the "Old Credit Agreement") of $73.5 million and to fund a dividend of $31.7 million to the sole stockholder of the Company. In conjunction with this transaction, the Company also entered into a credit agreement (the "Credit Agreement") that, subject to certain borrowing conditions and limitations, provides for borrowings of up to $20.0 million. As of August 31, 1997, there were no outstanding borrowings under the Credit Agreement.

Cash provided by operating activities decreased to $6.8 million in the first six months of fiscal 1998 from $13.5 million in the comparable period of fiscal 1997. The decrease resulted primarily from a $5.9 million decrease in the change of current liabilities due to the timing of trade payables and the fact that interest on the Senior Secured Notes, which is payable semi-annually, was last paid on May 1, 1997, and the interest under the Old Credit Agreement was payable monthly. Other assets increased $1.9 million primarily due to the deferral of $4.1 million of financing costs related to the issuance of the Senior Secured Notes. This was partially offset by the write-off of $1.9 million of deferred financing costs related to certain bank debt that was paid off in May, 1996.

Capital expenditures were $3.9 million and $5.1 million for the first six months of fiscal 1997 and 1998, respectively. PRI's estimated capital expenditures for the balance of fiscal 1998 are expected to range from $2.0 million to $3.0 million. These expenditures are intended to further expand production capacity and reduce costs.

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

           (b) REPORTS ON FORM 8-K: The Company did not file any reports on Form 8-K during the three months ended
                                    August 31, 1997.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PACKAGING RESOURCES INCORPORATED
                                    Registrant


Date:   October 8, 1997             /s/ Jerry J. Corirossi
        ------------------------    -------------------------------------------
                                    Jerry J. Corirossi
                                    Vice President, Finance and Administration
                                    and Chief Financial Officer and duly
                                    authorized officer