Form 10-Q
period 1997-11-30
PACKAGING RESOURCES INC
filed 1998-01-09
CIK 825790

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549


                              FORM 10-Q

(Mark One)

/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1997
                               ----------------------------------

                                  OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
For transition period from ------------------------ to ----------------------
Commission file number 333-05885
                      -------------------------------------------------------

                      PACKAGING RESOURCES INCORPORATED
           (Exact name of registrant as specified in its charter)

          Delaware                                    36-3321568
------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization

One Conway Park, 100 Field Drive, Suite 300, Lake Forest, Illinois       60045
-------------------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip code)

                                  (847) 295-6100
-------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

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

As of December 31, 1997, the issuer had outstanding 1,000 shares of Common Stock, $.01 par value per share.

PART I.   FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS

                              PACKAGING RESOURCES INCORPORATED
                             STATEMENTS OF OPERATIONS (UNAUDITED)
                                (DOLLAR AMOUNTS IN THOUSANDS)

                                              Three Months Ended       Nine Months Ended
                                                  November 30             November 30
                                              ------------------       -----------------
                                                1997       1996          1997      1996
                                              --------   -------       -------   -------
Net sales                                      $29,345   $30,298       $90,644   $91,077
Cost of goods sold                              24,181    25,181        74,394    74,543
                                              --------   -------       -------   -------
Gross profit                                     5,164     5,117        16,250    16,534

Selling, general & administrative  expenses      1,457     1,724         4,398     5,372
Amortization of intangibles and   other assets     178       173           534       519
                                              --------   -------       -------   -------
Operating income                                 3,529     3,220        11,318    10,643
Interest expense                                 3,387     3,398        10,192     9,216
                                              --------   -------       -------   -------
Income (Loss) before income taxes and
  extraordinary item                               142      (178)        1,126     1,427

Income tax expense (benefit)                        61       (76)          482       614
                                              --------   -------       -------   -------
Income (Loss) before extraordinary item             81      (102)          644       813

Extraordinary item -- write-off of
  unamortized deferred financing
  cost, net of tax                                   0         0             0     1,064
                                              --------   -------       -------   -------
Net income (loss)                                  $81     ($102)         $644     ($251)
                                              --------   -------       -------   -------
                                              --------   -------       -------   -------

See accompanying notes to financial statements.

                       PACKAGING RESOURCES INCORPORATED
                          BALANCE SHEETS (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                              November 30,      February 28,
                                                 1997               1997
                                              ------------      ------------
ASSETS
 Current assets:
  Cash and cash equivalents                    $   4,508         $  6,154
  Accounts receivable, net                        10,428           10,978
  Inventories                                     21,569           21,396
  Prepaid expenses                                    19               69
  Deferred income taxes                              877              877
                                                --------         --------
 Total current assets                             37,401           39,474

 Property, plant, and equipment, net              53,758           52,680
 Intangible, net                                  19,970           20,505
 Other assets                                      5,734            5,548
                                                --------         --------
                                                $116,863         $118,207
                                                --------         --------
                                                --------         --------
LIABILITIES AND STOCKHOLDER'S EQUITY
 Current liabilities:
  Current maturities of long-term debt         $       0         $    950
  Accounts payable                                 6,086            5,227
  Accrued expenses                                 6,401            8,773
                                                --------         --------
 Total current liabilities                        12,487           14,950

 Long-term debt, excluding current maturities    110,000          110,000
 Deferred income taxes                             8,120            7,645
                                                --------         --------
 Total liabilities                               130,607          132,595

 Stockholder's equity:
  Common stock, $.01 par value, 1,000 shares
    authorized, issued, and outstanding               -                 -
  Accumulated deficit                            (13,744)         (14,388)
                                                --------         --------
 Total stockholder's equity                      (13,744)         (14,388)
                                                --------         --------
                                                $116,863         $118,207
                                                --------         --------
                                                --------         --------

See accompanying notes to financial statements.

                   PACKAGING RESOURCES INCORPORATED
                 STATEMENTS OF CASH FLOWS (UNAUDITED)
                    (DOLLAR AMOUNTS IN THOUSANDS)


                                                             Nine Months Ended
                                                                November 30,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
Cash flows from operating activities:
  Net income (loss)                                        $   644     $   (251)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                          6,451        6,794
      Deferred income taxes                                    475         (488)
      Change in assets and liabilities:
        Change in current assets                               297          469
        Change in current liabilities                       (1,513)       5,539
      Write-off of unamortized deferred financing costs          0        1,867
-------------------------------------------------------------------------------
Net cash provided by operating activities                    6,354       13,930
-------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                      (6,500)      (5,515)
  Proceeds from sale of leased equipment                       750            0
  Increase in noncurrent assets                             (1,300)        (764)
-------------------------------------------------------------------------------
Net cash used in investing activities                       (7,050)      (6,279)
-------------------------------------------------------------------------------
Cash flows from financing activities:
  Payments under credit agreement                                0       (2,250)
  Payments of promissory notes                                (950)        (850)
  Repayment of indebtedness under old credit agreement           0      (73,474)
  Proceeds from senior secured notes, net                        0      105,350
  Dividends paid                                                 0      (31,761)
-------------------------------------------------------------------------------
Net cash used in financing activities                         (950)      (2,985)
-------------------------------------------------------------------------------
Net (decrease) increase in cash                             (1,646)       4,666
Cash at beginning of period                                  6,154          398
-------------------------------------------------------------------------------
Cash at end of period                                      $ 4,508     $  5,064
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Supplemental disclosure of cash flow information - cash paid for:
  Interest                                                 $12,899     $  7,516
  Income taxes                                             $   167     $    342
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                         Notes to Financial Statements
                                 (Unaudited)


1)  BASIS OF PRESENTATION

The balance sheet as of November 30, 1997 and the statements of operations for the three and nine month periods ended November 30, 1997 and the statement of cash flows for the nine month period ended November 30, 1997 have been prepared by Packaging Resources Incorporated (PRI or the Company). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial results for the interim periods included herein have been made. The results of operations for the three and nine month periods ended November 30, 1997 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended February 28, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTH PERIOD ENDED NOVEMBER 30, 1997 COMPARED TO THE THREE MONTH PERIOD ENDED NOVEMBER 30, 1996

   NET SALES: Net sales decreased $1.0 million, or 3.1%, from $30.3 million in the third quarter of fiscal 1997 to $29.3 million in the third quarter of fiscal 1998. Packaging sales decreased $.9 million, or 3.1%, from $27.9 million in the third quarter of fiscal 1997 to $27.0 million in the third quarter of fiscal 1998. Promotional sales decreased $.1 million, or 3.2%, from $2.4 million in the third quarter of fiscal 1997 to $2.3 million in the third quarter of fiscal 1998.

   GROSS PROFIT: Gross profit increased $.1 million, from $5.1 million in the third quarter of fiscal 1997 to $5.2 million in the third quarter of fiscal 1998. Gross margins increased slightly from 16.9% in the third quarter of fiscal 1997 to 17.6% in the third quarter of fiscal 1998.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses decreased $.2 million from $1.7 million in the third quarter of fiscal year 1997 to $1.5 million in the third quarter of fiscal year 1998 and decreased as a percentage of net sales from 5.7% to 5.0%.

   OPERATING INCOME: Operating income increased $.3 million, from $3.2 million, or 10.6% of net sales, in the third quarter of fiscal 1997 to $3.5 million, or 12.0% of net sales, in the third quarter of fiscal 1998.

   INCOME TAXES: Income taxes increased $.2 million, from a benefit of $.1 million in the third quarter of fiscal 1997 to a provision of $.1 million in the third quarter of fiscal 1998, due to higher earnings. The Company's effective state and Federal tax rate was 43% in the third quarters of fiscal 1997 and 1998.

   INCOME BEFORE EXTRAORDINARY ITEM: For the reasons noted above, income before extraordinary item increased $.2 million, from a loss of $.1 million in the third quarter of fiscal 1997 to income of $.1 million in the third quarter of fiscal 1998.

RESULTS OF OPERATIONS -- NINE MONTH PERIOD ENDED NOVEMBER 30, 1997 COMPARED TO THE NINE MONTH PERIOD ENDED NOVEMBER 30, 1996

   NET SALES: Net sales decreased $.4 million, or .5% from $91.0 million in the first nine months of fiscal 1997 to $90.6 million in the first nine months of fiscal 1998. Packaging sales decreased $2.2 million, or 2.7%, from $82.0 million in the first nine months of fiscal 1997 to $79.8 million in the first nine months of fiscal 1998. Promotional sales increased $1.8 million, or 19.6%, from $9.1 million in the first nine months of fiscal 1997 to $10.9 million in the first nine months of fiscal 1998, primarily due to a higher level of customer promotions.

   GROSS PROFIT: Gross profit decreased $.3 million, from $16.5 million in the first nine months of fiscal 1997 to $16.2 million in the first nine months of fiscal 1998. Gross margins decreased slightly from 18.2% in the first nine months of fiscal 1997 to 17.9% in the first nine months of fiscal 1998.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses decreased $1.0 million from $5.4 million in the first nine months of fiscal 1997 to $4.4 million in the first nine months of fiscal 1998, and decreased as a percentage of net sales from 5.9% to 4.9%.

   OPERATING INCOME: Operating income increased $.7 million, from $10.6 million, or 11.7% of net sales, in the first nine months of fiscal 1997 to $11.3 million, or 12.5% of net sales, in the first nine months of fiscal 1998.

   INTEREST EXPENSE: Interest expense increased $1.0 million, from $9.2 million in the first nine months of fiscal 1997 to $10.2 million in the first nine months of fiscal 1998. The increase was due to the issuance of the Senior Secured Notes (as defined below).

  INCOME TAXES: Income taxes decreased $.1 million, from $.6 million in the first nine months of fiscal 1997, to $.5 million in the first nine months of fiscal 1998 due to lower earnings. The Company's effective state and Federal tax rate was 43% in the first nine months of fiscal 1997 and 1998.

   INCOME BEFORE EXTRAORDINARY ITEM: For the reasons noted above, income before extraordinary item of $.8 million in the first nine months of fiscal 1997 decreased $.2 million to $.6 million in the first nine months of fiscal 1998.

   EXTRAORDINARY ITEM, NET OF TAX: In the first nine months of fiscal 1997, the Company recorded an extraordinary write-off, net of taxes, of $1.1 million for unamortized deferred financing costs related to bank debt which was repaid in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

PRI issued $110.0 million in Senior Secured Notes due 2003 (the "Senior Secured Notes") in May 1996. The net proceeds from this issuance were used to repay all outstanding borrowings of the then existing senior secured credit facility (the "Old Credit Agreement") of $73.5 million and to fund a dividend of $31.7 million to the sole stockholder of the Company. In conjunction with this transaction, the Company also entered into a credit agreement (the "Credit Agreement") that, subject to certain borrowing conditions and limitations, provides for borrowings of up to $20.0 million. As of November 30, 1997, there were no outstanding borrowings under the Credit Agreement.

Cash provided by operating activities decreased to $6.4 million in the first nine months of fiscal 1998 from $13.9 million in the comparable period of fiscal 1997. The decrease resulted primarily from a $7.1 million decrease in the change of current liabilities due to the timing of trade payables and the fact that interest on the Senior Secured Notes, which is payable semi-annually, was last paid on November 1, 1997, and the interest under the Old Credit Agreement was payable monthly. Accrued expenses decreased $2.4 million from February 28, 1997 primarily due to the timing of the latest semi-annual interest payment.

Capital expenditures were $5.5 million and $6.5 million for the first nine months of fiscal 1997 and 1998, respectively. PRI's estimated capital expenditures for the balance of fiscal 1998 are expected to range from $1.5 million to $2.0 million. These expenditures are intended to further expand production capacity and reduce costs. Other noncurrent assets increased $1.3 million in the first nine months of fiscal 1998 due to deposits made for equipment that will not be delivered until fiscal 1999.

During the last quarter of fiscal 1997, the Company closed its Ft. Worth, Texas plant to reduce manufacturing overhead costs. Customers formerly serviced by the Ft. Worth, Texas plant are now serviced by the Company's New Vienna, Ohio plant. The cost of the closure, including relocation of machinery and equipment, did not have a material impact on the Company's results of operations.

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

Part II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS N/A

     ITEM 2.   CHANGES IN SECURITIES N/A

     [caad 214]ITEM 3.   DEFAULTS UPON SENIOR SECURITIES N/A

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS N/A

     ITEM 5.  OTHER INFORMATION N/A

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  EXHIBITS:  The following exhibit is included in this Report on
                         Form 10-Q:
              27.1    Financial Statement Schedule
         (b) REPORTS ON FORM 8-K: The Company did not file any reports on Form 8-K during the three months ended November 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PACKAGING RESOURCES INCORPORATED
                             Registrant


Date:  January 9, 1998       /s/ Jerry J. Corirossi
                             -------------------------------------------------
                             Jerry J. Corirossi
                             Vice President, Finance and Administration and
                             Chief Financial Officer and duly authorized officer