Form 10-K405
period 1998-02-28
PACKAGING RESOURCES INC
filed 1998-05-28
CIK 825790

-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                ----------------------

                                      FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                                ----------------------

For the fiscal year ended February 28, 1998  Commission file number 333-05885


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

                                ----------------------

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                       None.

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                       None.

                                ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
     ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of May 28, 1998, 1,000 shares of the registrant's common stock, $0.01 par value per share, were outstanding. None of the outstanding shares were held by non-affiliates.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Item 14 of Part IV are incorporated by reference to the registrant's Registration Statement on Form S-1 (Commission File No. 333-05885) filed on June 13, 1996 and certain exhibits to such Registration Statement.

-------------------------------------------------------------------------------

                                        PART I

ITEM 1.  BUSINESS.

GENERAL

     Packaging Resources Incorporated (the "Company" or "PRI") is a leading developer, manufacturer and marketer of rigid plastic packaging, serving primarily as a supplier of customized containers for national branded consumer products. The Company is the largest domestic manufacturer of refrigerated yogurt containers, shelf stable, multi-layer (impermeable to air and moisture) containers for nutritional supplements and frosting containers. The Company also is a leading designer, manufacturer and supplier of promotional beverage cups in the United States, marketing these products primarily to the fast-food and beverage industries. For the fiscal year ended February 28, 1998, the Company generated net sales of $121.3 million. Approximately 87% of the Company's net sales in such period were attributable to rigid plastic packaging and 13% to promotional beverage cups.

     The Company's packaging products are sold to over 450 customers, including manufacturers of national branded food, dairy and pharmaceutical products such as General Mills, Inc. ("General Mills"), including its Yoplait U.S.A. division ("Yoplait"), The Dannon Company, Inc. ("Dannon"), Ross Laboratories ("Ross Labs"), a division of Abbott Laboratories, Inc. ("Abbott Labs"), The Haagen Dazs Company, Inc. ("Haagen Dazs") and Pillsbury Company ("Pillsbury"). The Company is also a major supplier of promotional beverage cups to over 150 companies in the fast-food, sports stadium and beverage industries, including McDonald's, Pizza Hut, Taco Bell, Coca-Cola and Pepsi.

     PRI was formed as a Delaware corporation in 1984. In 1993, PRI became a wholly-owned subsidiary of Packaging Resources Group, Inc. ("Group"), a Delaware corporation that was formed at such time.

PRODUCTS AND CUSTOMERS

     The Company's products are divided into two categories: rigid plastic packaging and promotional beverage cups.

RIGID PLASTIC PACKAGING

     The Company serves a number of niche markets within the rigid plastic packaging industry with products that include various sizes of refrigerated yogurt containers, multi-layer containers for nutritional supplements and infant formula and frosting cans and lids. The Company also produces containers and lids for manufacturers of cottage and ricotta cheeses, whipped toppings, teas, dry soups, ice cream, cookie dough and dry roasted nuts.

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


     The Company supplies substantially all of the single-serving yogurt containers used by Dannon and Yoplait. The Company is the sole source supplier of the multi-layer plastic container used by Ross Labs for its ENSURE-Registered Trademark- nutritional supplement and SIMILAC-Registered Trademark- infant formula product lines. The Company is also the sole supplier of plastic frosting cans and lids for Pillsbury and supplies substantially all the frosting containers and lids used by General Mills. General Mills (including Yoplait), Dannon and Ross Labs represented approximately 29%, 19% and 17%, respectively, of the Company's total net sales in the fiscal year ended February 28, 1998.

PROMOTIONAL BEVERAGE CUPS

     The Company is engaged in the design, manufacture and marketing of a wide assortment of promotional beverage cups. The Company's promotional cup products include beverage cups ranging in size from 12 ounces to 64 ounces. Promotional beverage cups are marketed directly to fast-food and beverage companies, such as McDonald's, Pizza Hut, Taco Bell, Coca-Cola and Pepsi, as well as to specialty distributors for resale to fast-food and beverage companies, sports stadiums, movie theaters and food service companies. The promotional beverage cup business is seasonal and generally peaks with consumption of soft drinks during the spring and summer months. This business is primarily supported by beverage companies attempting to stimulate syrup sales to fast-food operators and by fast-food companies featuring promotional cups with theme action figures and personalities in connection with campaigns linked to the release of major motion pictures or sporting events.

MARKETING AND SALES

     The Company directs its sales effort by utilizing its technical expertise, diverse production capabilities (injection molding and linear melt phase thermoforming ("thermoforming")) and graphics capabilities to serve the needs of its new and existing customers. The Company's comprehensive, multiple-channel sales and marketing approach includes both the personnel in its technical centers as well as its direct sales force. By utilizing the capabilities provided by its technical centers and staff, the Company is able to create prototypes when introducing new products or concepts to its customers. Sales representatives marketing rigid plastic packaging solutions focus on national branded consumer food producers, while representatives selling promotional beverage cups focus on soft drink distributors, fast food chains and stadium promoters.

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

     Pursuant to multi-year supply agreements with Yoplait, Dannon and Ross Labs, PRI manufactures and sells substantially all of the plastic containers required for the yogurt products of Dannon and Yoplait and the nutritional supplement and infant formula products of Ross Labs. The prices provided for in these supply agreements generally are based on volume levels and are subject to
(i) adjustments for increases or decreases in resin prices and (ii) annual negotiated adjustments relating to cost elements other than resin price. The products manufactured under these agreements generally require the use of proprietary tooling and molds, some of which are owned by the Company. In certain cases, the tooling and molds owned by the Company are subject to purchase options which may be exercised by the customer upon termination of the applicable supply agreement. Certain of these supply agreements prohibit the Company from selling similar containers to the customer's competitors. The Company's current supply agreement with Dannon for eight ounce containers expires in December 1999. The Company's current supply agreements with Dannon for four ounce containers and six ounce containers expire in December 1998. The Company's current supply agreement with Yoplait for six ounce containers expires in December 1999. The Company's current supply agreement with Yoplait for four ounce containers expires in February 2003. During fiscal 1998 Yoplait advised PRI that, based on its decision to introduce a new packaging design, PRI will no longer serve as the supplier of the Yoplait six ounce yogurt container after December 31, 1999. During the fiscal year ended February 28, 1998, these containers accounted for approximately 23% of the Company's net sales. The current supply agreement with Ross Labs was entered into in January 1991 and expired in December 1997. PRI and Ross Labs have agreed to operate under the expired agreement while negotiations for a new long-term supply agreement are being finalized. All of PRI's supply agreements require PRI to satisfy certain product quality standards. Yoplait, Dannon and Ross Labs have been customers of the Company (or businesses acquired by the Company) since 1979, 1984 and 1991, respectively. While PRI anticipates that it will be able to extend or renew its existing supply agreements with its customers, except as noted above, on substantially similar terms, no assurance can be given that it will be able to do so.

MANUFACTURING

     The Company has production capabilities in injection molding and thermoforming. Because each of these processes offers advantages in achieving certain performance features such as structural strength, rigidity and graphics retention, the Company is able to be highly responsive to customer requirements and preferences by offering a broader range of packaging alternatives than many of its competitors.

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

     When employed in conjunction with co-extrusion, thermoforming permits the manufacture of shelf stable plastic containers with excellent rigidity and heat resistance properties. Under this process, materials that combine to incorporate the precise properties required by the customer are co-extruded into a multi-layer sheet and then thermoformed into a container. In the manufacture of shelf stable plastic packaging, the co-extruded sheet contains co-polymer materials such as vinyl alcohol which effectively prevents gas and moisture from permeating a container. The Company's thermoforming lines are used principally in the manufacture of yogurt containers and packaging for nutritional supplements and infant formula. The Company believes that its thermoforming and co-extrusion abilities are among the most advanced in the rigid plastic packaging industry.

     Another important element of the Company's manufacturing technologies is its Autoweld-Registered Trademark- system. Autoweld-Registered Trademark- is a spin-welding process that joins pre-formed packaging parts with friction. The Company's most widely distributed product assembled with the Autoweld-Registered Trademark- process is the Yoplait yogurt container which is filled, assembled and sealed with equipment designed by the Company. Yoplait maintains such equipment at its various production facilities.

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

TECHNICAL CENTERS

     The Company's two technical centers feature extensive in-house design, engineering, tooling, prototype production and processing capabilities utilizing CAD/CAM technology. In addition to overseeing the ongoing maintenance and performance of the Company's manufacturing operations, these technical centers provide key support for the Company's marketing efforts. In this regard, the Company's in-house design and production engineers work closely with existing and potential customers in the preliminary stages of product design and development, in many instances using single cavity thermoforming and injection molding machines which are dedicated to product research and development to test prototype molds and packaging parts. Substantially all of the production molds used by the Company's injection molding machines are designed and manufactured at the Company's New Vienna, Ohio technical center. Thermoforming molds are designed by personnel at the Company's Coleman, Michigan technical center and outsourced for fabrication to various tooling shops with which the Company has long-established relationships. In the fiscal year ended February 28, 1998, the Company spent approximately $2.1 million on research and development activities. Management believes that the Company's in-house design, engineering and graphics capabilities are among the most extensive and sophisticated in the industry and significantly reduce the Company's tooling and equipment costs as well as product development time.

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

     Most of the plastic resins used by the Company are available from a variety of sources. The Company's current supply agreement with Ross Labs requires that it purchase one of several of the resins required for the shelf stable, multi-layer containers that the Company manufactures for Ross Labs exclusively from Exxon Corporation ("Exxon"). During the fiscal year ended February 28, 1998, this resin accounted for approximately 5.5% of the resins purchased by the Company. The Company has relied on Exxon as the sole source supplier of this particular resin since it began manufacturing products for Ross Labs in 1991 and has no reason to believe that Exxon will not continue to supply the Company with this resin. However, there can be no assurance that Exxon will be able to continue to supply the Company with adequate amounts of this resin on a timely basis in the future to allow the Company to meet its production requirements for Ross Labs containers. The unanticipated loss of Exxon as a supplier or a delay in its shipments could have a material adverse effect on the Company's business, financial condition and results of operations. PRI maintains a renewable one-year supply contract with Exxon which is scheduled to expire on February 28, 1999. With the exception of its relationship with Exxon, the Company does not believe that it is materially dependent upon any single source for any of its raw materials. The Company anticipates that it will be able to purchase sufficient quantities of resin for the foreseeable future. However, should any of its suppliers fail to deliver under their arrangements, the Company would be forced to purchase raw materials on the open market, and no assurances can be given that it would be able to make such purchases at prices which would allow it to remain competitive.

     Over one-half of the Company's net sales in the fiscal year ended February 28, 1998 were made pursuant to multi-year customer supply agreements that generally allow the Company to pass through increases in resin prices (and obligate the Company to pass on resin price decreases) to customers. Such pass-through provisions do not pertain to the Company's sales of promotional beverage cups which are generally made on a purchase order basis. The risk associated with resin price fluctuations in promotional beverage cup sales is mitigated in many instances by the relatively short time period between product order and delivery (approximately 3 to 6 weeks). Promotional beverage cups accounted for 13% of the Company's net sales during the fiscal year ended February 28, 1998.

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

     The Food and Drug Administration regulates the material content of direct-contact food containers and packages, including certain containers manufactured by the Company. The Company uses approved resins and pigments in its direct-contact food products.

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

EMPLOYEES

     As of February 28, 1998, the Company had approximately 885 employees, of which 797 were engaged in production or production support, 52 in research, development and engineering, 22 in marketing and sales and 14 in corporate management and administration. None of the Company's employees are covered by a collective bargaining agreement.

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

     The following table provides certain information regarding the Company's operating facilities.

                                   BUILDING
         FACILITY      OWNERSHIP   SQ. FEET            FUNCTION                LEASE EXPIRATION
     Coleman, MI         Owned     123,000    Manufacturing/Technical Center            -
     Kansas City, MO     Leased    254,000    Manufacturing                    October 31, 2005
     Mt. Carmel, PA      Owned     141,000    Manufacturing                             -
     New Vienna, OH      Owned     240,000    Manufacturing                             -
     New Vienna, OH      Owned      63,000    Technical Center                          -

     The Company owns a 40,000 square foot building in Ft. Worth, Texas that is currently for sale. In addition, the Company is a lessee under a long-term lease for a 133,014 square foot manufacturing facility that PRI formerly occupied in Cedar Grove, New Jersey. PRI has entered into a sub-lease with respect to the Cedar Grove facility that is scheduled to expire concurrently with the Company's underlying lease in June 2000.

     The owned facilities in Coleman, Michigan, Ft. Worth, Texas, Mt. Carmel, Pennsylvania, and New Vienna, Ohio are subject to a mortgage, and the leased facility in Kansas City, Missouri is subject to a leasehold mortgage, in favor of the trustee under the Indenture governing the Senior Secured Notes (as defined below) to secure the obligations under such Senior Secured Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     All of the outstanding common stock of the Company is held by Group. All of the outstanding common stock of Group is held by HPH Industries, Ltd. ("HPH"), which is wholly-owned by Howard P. Hoeper, the Chairman of the Board of Directors, Chief Executive Officer and President of Group and PRI. As of February 28, 1998, assuming the exercise of all outstanding warrants to acquire the common stock of Group ("Warrants"), HPH, Apollo Packaging Partners, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("Apollo"), and TCW/Crescent Mezzanine Partners, L.P. ("TCW Partners"), together with TCW/Crescent Mezzanine Trust ("TCW Trust"), would beneficially own 60%, 29.3% and 10.7% of such stock, respectively. TCW Partners and TCW Trust (and together with TCW/Crescent Mezzanine Investment Partners, L.P., the "TCW Entities") are affiliates of Trust Company of the West. The holders of at least 25% of the Warrants (or shares of capital stock of Group obtainable upon exercise of the Warrants) on up to three separate occasions may require Group, subject to certain conditions, to effect the registration of such securities under the Securities Act of 1933, as amended (the "Securities Act"). In addition to such demand registration rights, such holders also may, subject to certain limitations, require Group to register such securities if Group registers any of its equity securities under the Securities Act. See "Certain Relationships and Related Transactions -- Equity Registration Rights Agreement."

     Except for a dividend of $31.8 million to the Company's sole stockholder in May 1996 from the net proceeds from the issuance of the Company's Senior Secured Notes (as defined below), no dividends have been declared on the Company's common stock nor does the Company intend to declare any such dividends in the forseeable future. The Indenture governing the Senior Secured Notes and the Credit Agreement (as defined below) restrict the Company's ability to pay dividends in respect of the Company's common stock based on, among other things, the Company's fixed charge coverage ratio and consolidated net income. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

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

                                                                                Fiscal Year Ended
                                                         ---------------------------------------------------------------
                                                         Feb. 28        Feb. 28        Feb. 29      Feb. 28      Feb. 28
                                                          1994            1995           1996         1997         1998
                                                                             (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales                                                $118,844       $135,696       $132,852     $120,086     $121,303
Cost of goods sold                                         93,248        113,928        110,544       98,942       99,998
                                                         --------       --------       --------     --------     --------
Gross profit                                               25,596         21,768         22,308       21,144       21,305
Selling, general and administrative expenses                6,657          8,407          6,864        6,983        5,897
Amortization of intangibles                                 1,122          3,102          2,434          712          712
Other expense (a)                                            -              -              -            -             800
Nonrecurring charge (b)                                      -             7,257           -            -            -
                                                         --------       --------       --------     --------     --------
Operating income                                           17,817          3,002         13,010       13,449       13,896
Interest expense                                            5,482          8,503         10,671       12,711       13,580
                                                         --------       --------       --------     --------     --------
Income (loss) before income taxes, extraordinary
  item and cumulative effect of change in accounting
  principle                                                12,335         (5,501)         2,339          738          316

Income tax expense (benefit)                                5,057         (1,980)         1,006          491          346
                                                         --------       --------       --------     --------     --------
Income (loss) before extraordinary item and
  cumulative effect of change in accounting principle       7,278         (3,521)         1,333          247          (30)
Extraordinary item, net (c)                                (2,743)          -              -          (1,139)        -
Cumulative effect of change in accounting
   principle (d)                                           (2,300)          -              -            -            -
                                                         --------       --------       --------     --------     --------
Net income (loss)                                        $  2,235       $ (3,521)      $  1,333     $   (892)    $    (30)
                                                         --------       --------       --------     --------     --------
                                                         --------       --------       --------     --------     --------
OTHER OPERATING DATA:
EBITDA (e)                                               $ 24,096       $ 20,751       $ 22,731     $  21,488    $ 22,616
Depreciation and amortization (f)                           6,279         10,492          9,721         8,039       7,920
Capital expenditures (g)                                    5,556          7,925          3,449         7,629       9,130
Ratio of earnings to fixed charges (h)                      3.00x            (i)          1.21x         1.06x       1.02x

(a) The other expense in the fiscal year ended February 28, 1998 represents the loss on the sale of the Louisiana, Missouri property.
(b) The nonrecurring charges in the fiscal year ended February 28, 1995 include a charge of $6.4 million relating to the closing and consolidation of certain manufacturing facilities and the write-off of $894 in costs associated with a public debt offering that was not completed by the Company.
(c) The extraordinary items in the fiscal years ended February 28, 1994 and 1997 represent the write-off of unamortized financing fees and costs and the payment of certain premiums in connection with the recapitalization and refinancing that occurred in June 1993 and the refinancing that occurred in May 1996. See Notes 7 and 10 to the Company's financial statements contained herein.
(d) Cumulative effect of change in accounting principle in the fiscal year ended February 28, 1994 reflects the Company's adoption of SFAS 109, "Accounting for Income Taxes."
(e) EBITDA represents earnings (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization (excluding amortization of deferred financing costs), adjusted to exclude the other and nonrecurring charges, extraordinary items and cumulative effect of changes in accounting principles. EBITDA is presented because such data is used by certain investors to measure a company's ability to service debt. EBITDA should not be considered as an alternative to cash flow from operations as determined by generally accepted accounting principles, and does not necessarily indicate whether cash flow will be sufficient for cash requirements.
(f) Depreciation and amortization as presented excludes amortization of deferred financing costs.
(g) Capital expenditures in the fiscal year ended February 28, 1994 do not include $26.9 million expended for property, plant and equipment obtained through the acquisitions of Louisiana Plastics, Incorporated ("Louisiana Plastics") and Miner Container Printing, Inc. and certain affiliated companies (collectively, "Miner Container").
(h) For purposes of this computation, earnings are defined as income before income taxes plus fixed charges. Fixed charges consist of interest (including amortization of deferred financing costs and debt discount or premium) and that portion of rental expense that is representative of interest (deemed to be one-third of operating lease rental expense).
(i) The Company's earnings were inadequate to cover fixed charges for the fiscal year ended February 28, 1995 by $5.5 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Certain statements contained herein may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of PRI to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors, include, among others, the following: the loss of a substantial customer or a significant reduction in its business; fluctuation in resin prices or shortages of resin; significant price competition; environmental liabilities which may arise in the future and which are not covered by insurance or indemnity; failure to adhere to government regulations, including regulations pertaining to the material content of direct-contact food and beverage containers and packages manufactured by the Company; and general economic and business conditions, which will, among other things, affect demand for the Company's products.

     The Company's fiscal year ends on the last day of February in each year. All references in this report to fiscal years refer to the fiscal year of the Company ended in the year indicated. For example, "fiscal 1998" refers to the fiscal year of the Company ended February 28, 1998.

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

     The following table sets forth, for the fiscal years indicated, the income statement of the Company expressed as a percentage of net sales:

                                                             1996      1997      1998
Net sales by product category:
     Packaging products...................................   82.8%     90.4%     87.3%
     Promotional beverage cups............................   17.2%      9.6%     12.7%
Net sales.................................................  100.0     100.0     100.0
Cost of goods sold........................................   83.3      82.4      82.4
Gross profit..............................................   16.7      17.6      17.6
Selling, general and administrative expenses..............    5.1       5.8       4.9
Amortization of intangibles...............................    1.8       0.6       0.6
Other expense.............................................     _         _        0.6
Operating income..........................................    9.8      11.2      11.5
Interest expense..........................................    8.0      10.6      11.2
Income before income taxes and extraordinary item.........    1.8       0.6       0.3
Income tax expense........................................    0.8       0.4       0.3
Income before extraordinary item..........................    1.0       0.2        _
Extraordinary item........................................     _       (0.9)       _
     Net income (loss)....................................    1.0      (0.7)       _


RESULTS OF OPERATIONS

     The following discussion represents the analysis by the Company's management of the results of operations for fiscal 1996, 1997 and 1998. This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere.

FISCAL 1998 COMPARED TO FISCAL 1997

     NET SALES. Net sales increased $1.2 million, or 1.0%, from $120.1 million for fiscal 1997 to $121.3 million for fiscal 1998. Packaging sales decreased $2.7 million, or 2.5%, from $108.6 million for fiscal 1997 to $105.9 million for
fiscal 1998.   Net sales to Yoplait increased $2.4 million in fiscal 1998 compared to fiscal 1997, to an aggregate of $28.5 million due to higher unit volume. This increase was partially offset by a decrease in net sales to Ross Labs of $.3 million, to an aggregate of $21.0 million, primarily reflecting lower resin prices. Net sales to Dannon of $23.0 million in fiscal 1998 remained virtually unchanged compared to the prior fiscal year. Packaging sales were adversely impacted by the Company's loss of certain lower margin accounts, and lower prices in fiscal 1998 versus fiscal 1997. Promotional sales increased $3.9 million, or 34.2%, from $11.5 million in fiscal 1997 to $15.4 million in fiscal 1998. This increase was primarily due to a higher level of plastic drink cup promotions by the Company's principal customers during fiscal 1998 when compared to fiscal 1997.

     GROSS PROFIT. Gross profit increased $.2 million, from $21.1 million for fiscal 1997 to $21.3 million for fiscal 1998. Gross margins of 17.6% for fiscal 1998 remained unchanged from fiscal 1997. The increase in gross profit reflects the higher net sales levels noted above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from $7.0 million during fiscal 1997 to $5.9 million for fiscal 1998 and decreased as a percentage of net sales from 5.8% to 4.9% primarily due to lower salary expense.

     AMORTIZATION EXPENSE. Amortization expense of $.7 million in fiscal 1998 remained unchanged compared to fiscal 1997.

     OTHER EXPENSE. In February 1998, the Company recorded a $.8 million loss related to the sale of the Louisiana, Missouri property.

     OPERATING INCOME. Operating income increased $0.5 million, from $13.4 million for fiscal 1997 to $13.9 million for fiscal 1998, and increased as a percentage of net sales from 11.2% to 11.5%.

     INTEREST EXPENSE. Interest expense increased $0.9 million, from $12.7 million in fiscal 1997 to $13.6 million in fiscal 1998. The increase was primarily due to the issuance of the Senior Secured Notes (as defined below), which had a full year of interest expense in fiscal 1998 versus a partial year in fiscal 1997.

     INCOME TAXES. Income taxes decreased from $0.5 million for fiscal 1997 to $0.3 million for fiscal 1998. The relationship of income tax expense to income before income taxes was high in both fiscal years due to the provision for state income taxes.

     NET LOSS. For the reasons stated above and the extraordinary write-off recorded in fiscal 1997 (as discussed below), net loss was $892 in fiscal 1997 compared to $30 in fiscal 1998.

FISCAL 1997 COMPARED TO FISCAL 1996

     NET SALES.  Net sales decreased $12.8 million, or 9.6%, from $132.9 million for fiscal 1996 to $120.1 million for fiscal 1997. Packaging sales decreased $1.3 million, or 1.2%, from $109.9 million for fiscal 1996 to $108.6
million for fiscal 1997.   Net sales to Yoplait and Ross Labs increased $2.8
million and $1.0 million, respectively, in fiscal 1997 compared to fiscal 1996, to an aggregate of $26.1 million and $21.3 million, respectively, primarily reflecting higher unit volume. This increase was partially offset by a decrease in net sales to Dannon of $2.0 million, to an aggregate of $23.0 million, primarily reflecting lower unit volume. Packaging sales were adversely impacted by the Company's loss of certain lower margin accounts. Promotional sales decreased $11.5 million, or 50.0%, from $23.0 million in fiscal 1996 to $11.5 million in fiscal 1997. This decrease is primarily due to a lower level of plastic drink cup promotions by the Company's principal customers during fiscal 1997 when compared to fiscal 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise primarily from capital investments, working capital requirements and interest payments on its indebtedness. The Company has met these liquidity requirements in the past three fiscal years primarily with funds provided by long-term borrowings and cash generated by operating activities.

     PRI issued $110.0 million in Senior Secured Notes due 2003 (the "Senior Secured Notes") in May 1996. The net proceeds from this issuance were used to repay all outstanding borrowings of the then existing senior secured credit facility (the "Old Credit Agreement") of $73.5 million and to fund a dividend of $31.8 million to the sole stockholder of the Company. In conjunction with this transaction, the Company also entered into a credit agreement (the "Credit Agreement") that, subject to certain borrowing conditions and limitations, provides for borrowings of up to $20.0 million. As of February 28, 1998, there were no outstanding borrowings under the Credit Agreement.

     Cash provided by operating activities decreased to $9.6 million for fiscal 1998 from $17.1 million for fiscal 1997. The decrease resulted primarily from a $3.9 million decrease in the change of current liabilities that was primarily due to the timing of trade payables and certain other accrued expenses. This decrease was further enhanced by an increase in the change of accounts receivable of $2.3 million due to the timing of certain promotional beverage cup sales, and an increase in the change of other assets of $1.7 million for deposits made in fiscal 1998 on equipment to be delivered to PRI in fiscal 1999.

     During fiscal 1998, investing activities included $1.5 million of proceeds from the sale of the Company's plant in Louisiana, Missouri which had previously been leased to a third party. Also in fiscal 1998, the Company received proceeds of $0.8 million from the sale of certain equipment that had been leased to Yoplait. Capital expenditures were $3.4 million, $7.6 million and $9.1 million for fiscal 1996, 1997 and 1998, respectively. These expenditures, which expanded production capacity and reduced costs, include (i) the engineering and manufacture of new production molds, (ii) the addition of new production lines and equipment and (iii) the expansion of the Company's manufacturing and warehouse space. These expenditures include new equipment and molds as well as plant expansion.

     Although there can be no assurances, the Company anticipates that its operating cash flow, together with borrowings under the Credit Agreement and other lines of credit, will be sufficient to meet its operating expenses, projected capital expenditures and debt service requirements as they become due.

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

INCOME TAX MATTERS

     At February 28, 1998, the Company had net operating loss carryforwards ("NOL's") of approximately $11.0 million which will expire at various dates from 2004 through 2012. Such NOL's are available to reduce future taxable income for Federal income tax purposes under a tax sharing agreement with HPH. See "Certain Relationships and Related Transactions -- Tax Sharing Agreement."

INFLATION

     The principal component of the Company's products is resin. In recent years, resin prices have fluctuated, in part, due to industry capacity, consumption levels of resins and changes in the cost of feed stocks. In the event of significant inflationary pressures, the cost of the Company's raw materials, including resins, may increase. Under supply agreements with customers that accounted for more than half of the Company's net sales in fiscal 1998, the Company has the ability to pass through resin price increases (as well as the obligation to credit any resin price decreases). In the case of sales which are not made pursuant to supply agreements containing such pass-through provisions, the Company historically has passed on increases in resin prices (as well as decreases in resin prices) to its customers through price adjustments. Sales prices for promotional beverage cups are generally determined in advance of a promotion and, accordingly, the Company bears the risk of resin price increases while producing such products. Because plastic resin is the principal component in the Company's products, the Company's financial performance is materially dependent on its ability to pass resin price increases on to its customers through contractual arrangements or otherwise. There can be no assurance that a significant increase in resin prices would not negatively impact the Company.

IMPACT OF THE YEAR 2000 ON THE COMPANY'S OPERATIONS

   The Company has commenced modifications to its software systems related to the impact of the year 2000 on such systems and such modifications are currently expected to be completed before the year 2000. While the Company can make no assurances as to the impact of the year 2000 on its operations, it currently anticipates that any adverse consequences of the year 2000 on the Company's software systems will not create a significant disruption to the Company's operations and that remedial costs, if any, are not anticipated to be material. The actual results of the Company's ongoing modifications may produce results materially different from the results presently anticipated due to, among other factors, (i) the accuracy and timeliness of any remedial steps performed by third party software providers to the Company, (ii) the ability and cost to identify, correct or replace all relevant software programs, and (iii) the cost and availability of personnel or third parties to provide effective and timely remedial action.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements are included in this report beginning on page
F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.
                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below is certain information concerning the individuals who are directors and executive officers of the Company as of May 28, 1998.


                NAME            AGE                POSITION
                ----            ---                --------
         Howard P. Hoeper       58   Chairman of the Board of Directors,
                                     Chief Executive Officer and President
         Jerry J. Corirossi     54   Vice President - Finance &
                                     Administration, Chief Financial
                                     Officer, Secretary and Director
         Donald L. MacLaughlin  60   Vice President - Manufacturing
                                     (Western Operations) and Director
         Walter C. Riesen       67   Vice President - Manufacturing
                                     (Eastern Operations)

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

     Effective April 24, 1998, Mr. Antony P. Ressler and Mr. David B. Kaplan resigned as Directors of PRI. Each of Messrs. Ressler and Kaplan had been designated by Apollo to serve as a Director of PRI in June 1993 pursuant to the Stockholders Agreement (as defined below). See "Certain Relationships and Related Transactions -- Stock and Warrant Holders Agreement and Option."

     Non-employee directors of PRI receive a fee of $3,500 for each meeting attended, up to a maximum of $15,000 per annum. Until April 1998, Messrs. Kaplan and Ressler had served as directors of Group and PRI pursuant to the Stock and Warrant Holders Agreement dated as of June 30, 1993 and amended as of September 24, 1996 (the "Stockholders Agreement"), which provides that two individuals designated by Apollo be elected as directors of Group and PRI so long as Apollo owns or has the right to acquire 15% or more of Group's voting securities (or one individual in the event Apollo owns or has the right to acquire between 10% and 14.99% of Group's voting securities). Apollo has not designated replacements for Messrs. Ressler and Kaplan to serve as Directors of Group and PRI. In addition, pursuant to the Stockholders Agreement, certain fundamental corporate actions proposed to be taken by Group or PRI require the approval of the directors designated by Apollo. See "Certain Relationships and Related Transactions -- Stock and Warrant Holders Agreement and Option." Apollo has given an undertaking to Group that, if Group objects, no such designee will serve as a director of a direct competitor of the Company. Mr. Hoeper has agreed with Apollo and the TCW Entities that he will not compete directly or indirectly with the business carried on by the Company or any of its subsidiaries until the later of (i) two years following cessation of his employment with the Company or its subsidiaries and (ii) the date on which he and the members of his family do not own, directly and indirectly, at least 50% of Group's capital stock.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table summarizes information concerning annual and long-term cash and non-cash compensation paid to or accrued for the benefit of the Chief Executive Officer and each of the three other most highly compensated executive officers of the Company (collectively, the "named executive officers") for all services rendered in all capacities to the Company for fiscal 1998.

                              SUMMARY COMPENSATION TABLE


NAME AND PRINCIPAL POSITION         SALARY    BONUS (1)     OTHER ANNUAL          ALL OTHER
                                                          COMPENSATION(2),(3)   COMPENSATION (4)

Howard P. Hoeper                   $337,700   $100,000        $600,000             $5,600
  Chairman of the Board, Chief
  Executive Officer and
  President
Jerry J. Corirossi                  197,000     50,000           _                  5,600
  Vice President - Finance &
  Administration and Chief
  Financial Officer
Donald L. MacLaughlin               197,000     50,000           _                  5,600
  Vice President -
  Manufacturing (Western
  Operations)
Walter C. Riesen                    197,000     50,000           _                  5,600
  Vice President -
  Manufacturing (Eastern
  Operations)

___________
Notes:

(1) Consists of discretionary bonus awards accrued in fiscal 1998 and paid in fiscal 1999 pursuant to PRI's Bonus Plan. See "Bonus Plan".

(2) The Company does not have restricted stock award plans or long-term incentive plans and has not granted stock appreciation rights.

(3) "Other Annual Compensation" for Mr. Hoeper consists of fees paid by PRI to HPH pursuant to a management agreement. See "Certain Relationships and Related Transactions -- Management Agreement." None of the other named executive officers received reportable "Other Annual Compensation" in fiscal 1998.

(4) Consists of contributions made by PRI on behalf of the named executive officers pursuant to the Pension Plan (as defined below).

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

BONUS PLAN

     The Company maintains a cash bonus plan (the "Bonus Plan") for all of its executive officers and for certain other key management personnel. The bonus amount and the extent of participation in the Bonus Plan are discretionary. In the past, bonus awards to employees have been based on various qualitative and quantitative indicators of corporate and individual performance. The amounts of discretionary bonus awards accrued during fiscal 1998 are reflected in the Summary Compensation Table above.

PENSION PLAN

     On September 30, 1985, the Company established a qualified defined contribution pension plan (the "Pension Plan") for the purpose of providing funds to its employees upon their retirement. Participation in the Pension Plan is open to substantially all of the Company's employees. The Pension Plan requires the Company to contribute a specified percentage of an employee's total compensation for each plan year, and such amounts are credited to each employee's individual account on an annual basis. If any employee retires at age 65, or at such later date as permitted under the Pension Plan, then the entire amount of his account becomes 100.0% vested as of that date. The amount in an employee's account will also be fully vested at the time of his death or total permanent disability. Distributions under the Pension Plan may be made in one lump sum payment, in designated installments, in installments based upon an employee's life expectancy at retirement, or in the form of an annuity, at the employee's election. If employment is terminated for any reason other than retirement, death or total and permanent disability, then his account will be deemed to have been 20.0% vested for each year of service. The amounts accrued for the benefit of the named executive officers pursuant to the Pension Plan during fiscal 1998 are reflected in the Summary Compensation Table above.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Group owns all of the outstanding capital stock of the Company. The following table sets forth certain information, as of February 28, 1998, regarding beneficial ownership of the capital stock of Group by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding capital stock of Group. Except as identified below with respect to Mr. Hoeper, none of the executive officers or directors of Group beneficially own any shares of the capital stock of Group.


NAME AND COMPLETE MAIL ADDRESS                    AMOUNT   PERCENTAGE    PERCENTAGE OF
                                                  OWNED    OF VOTING   VOTING SECURITIES
                                                 (SHARES)  SECURITIES      OWNED (1)
                                                             OWNED

HPH Industries, Ltd. (2)                          56,250      100%           60.0%
  One Conway Park
  100 Field Drive
  Suite 300
  Lake Forest, Illinois 60045
Apollo Packaging Partners, L.P. (3), (4)          27,500       _             29.3%
  c/o Apollo Advisors, L.P.
  Two Manhattanville Road
  Purchase, New York 10577
TCW/Crescent Mezzanine Partners, L.P. (3), (5)     7,613       _              8.1%
  11100 Santa Monica Boulevard
  Suite 2000
  Los Angeles, California 90025
TCW/Crescent Mezzanine Trust (3), (5)              2,387       _              2.5%
  11100 Santa Monica Boulevard
  Suite 2000
  Los Angeles, California 90025


___________
Notes:

(1) On a fully diluted basis, assuming the exercise of all of the Warrants (as discussed in note 3 below).

(2) Through his ownership of HPH, Mr. Hoeper beneficially owns and exercises sole investment and voting rights with respect to 56,250 shares of capital stock of Group representing 100% of Group's outstanding capital stock.

(3) Apollo and the TCW Entities own Warrants to purchase 27,500 and 10,000 shares of Group's capital stock, respectively (or 29.3% and 10.7% of such capital stock of Group, respectively, assuming full exercise of the Warrants). The Warrants are exercisable for an exercise price of $213.33 per share of capital stock of Group. The Warrants expire on June 30, 2003. Apollo and the TCW Entities also own an option to purchase additional shares of capital stock of Group under certain circumstances. See "Certain Relationships and Related Transactions -- Stock and Warrant Holders Agreement and Option."

(4) The general partner of Apollo is AIF II, L.P., the general partner of which is Apollo Advisors, L.P. The general partner of Apollo Advisors, L.P. is Apollo Capital Management, Inc., the directors and stockholders of which are Messrs. Leon D. Black and John J. Hannan. See "Directors and Executive Officers of the Registrant." Messrs. Black and Hannan disclaim any beneficial ownership of the capital stock of Group.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MANAGEMENT AGREEMENT

     Since its inception, PRI has paid certain fees to HPH in exchange for financial and management consulting services and has reimbursed HPH for expenses incurred in connection with the performance of such services. HPH owns all of the outstanding capital stock of Group and is itself wholly-owned by Mr. Hoeper, the Chairman, Chief Executive Officer and President of Group and PRI. The aggregate amount of payments received by HPH during fiscal 1996, 1997 and 1998 in respect of such fees and reimbursements were approximately $662,000, $662,000 and $600,000, respectively. PRI and HPH entered into a management agreement pursuant to which HPH will receive a fixed payment for financial and management consulting services in the amount of $600,000 per fiscal year, subject to increase at the discretion of the Company and to the extent permitted by instruments governing indebtedness of PRI, including the Indenture governing the Senior Secured Notes, or decrease to the extent required by the terms of such indebtedness. Because of the personal nature of the services provided by HPH and Mr. Hoeper, the Company cannot determine whether it could obtain the same services on more favorable terms from a third party.

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

                                      Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)1 Financial Statements



PACKAGING RESOURCES INCORPORATED                            PAGE

Independent Auditors' Report  . . . . . . . . . . . . . .    F-1

Balance Sheets as of February 28, 1997 and February 28,
1998  . . . . . . . . . . . . . . . . . . . . . . . . . .    F-2

Statements of Operations for the years ended February 29,
1996, February 28, 1997 and February 28, 1998 . . . . . .    F-3

Statements of Stockholder's Equity (Deficit) for the years
ended February 29, 1996, February 28, 1997 and February 28,
1998  . . . . . . . . . . . . . . . . . . . . . . . . . .    F-4

Statements of Cash Flows for the years ended February 29,
1996,  February 28, 1997 and February 28, 1998  . . . . .    F-5
Notes to Financial Statements . . . . . . . . . . . . . .    F-6


     (a)2 Financial Statement Schedule

 Independent Auditors' Report                                S-1
 Schedule II -- Packaging Resources Incorporated's
 Valuation and Qualifying Accounts Information               S-2


All other Financial Statement Schedules are omitted as they are inapplicable, immaterial or the required information is included in the consolidated financial statements or notes thereto.

     (a)3 Exhibits


EXHIBIT
  NO.       EXHIBIT
 3.1 **     Amended and Restated Certificate of Incorporation of PRI

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

 10.11     The Parts Supply Agreement dated January 1, 1998 between General
           Mills  Operations, "Yoplait", and PRI+

 10.11A    The Multi-Pack Supply Agreement dated March 1, 1998 between General
           Mills  Operations, "Yoplait", and PRI+

 10.12 **  The Cans Supply Agreement dated August 6, 1992 between Ross
           Laboratories, a Division of Abbott Laboratories, and PRI*

 10.13 **  Form of Indemnification Agreement dated as of May 17, 1996 between
           PRI and each of its directors and officers

 10.14 **  Description of Annual Bonus Plan

 12.1      Statement re Computation of Ratios

 27.1      Financial Data Schedule


___________


+ The Registrant is filing contemporaneously herewith a request that certain portions of this agreement be given confidential treatment pursuant to Rule 406 of the Securities Act of 1933, as amended; an unredacted copy is being filed with the Securities and Exchange Commission.

* The Registrant has omitted certain portions of this agreement for which the Registrant has obtained confidential treatment pursuant to Rule 406 of the Securities Act of 1933, as amended; unredacted copies have been filed with the Securities and Exchange Commission.

** Incorporated by reference to the similarly numbered exhibits to the Registration Statement on Form S-1 (Commission File No. 333-05885) filed on June 13, 1996.

     (b) Reports on Form 8-K.

     In January 1998 the Company filed a Current Report on Form 8-K dated January 26, 1998 reporting that Yoplait had advised the Company that based on its decision to introduce a new packaging design, PRI would no longer serve as the supplier of the Yoplait six ounce yogurt container after the expiration of its new supply agreement.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
and Stockholder of
Packaging Resources Incorporated:


We have audited the accompanying balance sheets of Packaging Resources Incorporated as of February 28, 1997 and February 28, 1998, and the related statements of operations, stockholder's equity (deficit), and cash flows for each of the years in the three-year period ending February 28, 1998. These financial statements are the responsibility of the management of Packaging Resources Incorporated. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Packaging Resources Incorporated as of February 28, 1997 and February 28, 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 1998 in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP


Chicago, Illinois
March 20, 1998

                        PACKAGING RESOURCES INCORPORATED

                                 BALANCE SHEETS

                     FEBRUARY 28, 1997 AND FEBRUARY 28, 1998
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                    ASSETS

                                                               1997           1998
                                                             --------       --------
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . .   $  6,154       $  7,929
     Accounts receivable, net of allowance for
       doubtful accounts of $135 and $135
       in 1997 and 1998, respectively. . . . . . . . . . .     10,978         13,549
     Inventories . . . . . . . . . . . . . . . . . . . . .     21,396         20,529
     Prepaid expenses. . . . . . . . . . . . . . . . . . .         69            284
     Deferred income taxes . . . . . . . . . . . . . . . .        877            874
                                                             --------       --------
Total current assets . . . . . . . . . . . . . . . . . . .     39,474         43,165

Property, plant, and equipment, net. . . . . . . . . . . .     52,680         52,181
Intangibles, net . . . . . . . . . . . . . . . . . . . . .     20,505         19,793
Other assets   . . . . . . . . . . . . . . . . . . . . . .      5,548          5,940
                                                             --------       --------
               . . . . . . . . . . . . . . . . . . . . . .   $118,207       $121,079
                                                             --------       --------
                                                             --------       --------
                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term debt. . . . . . . . .   $    950       $      -
     Accounts payable. . . . . . . . . . . . . . . . . . .      5,227          7,044
     Accrued expenses. . . . . . . . . . . . . . . . . . .      8,754         10,537
     Income taxes payable. . . . . . . . . . . . . . . . .         19            112
                                                             --------       --------
Total current liabilities. . . . . . . . . . . . . . . . .     14,950         17,693

Long-term debt, excluding current maturities . . . . . . .    110,000        110,000
Deferred income taxes. . . . . . . . . . . . . . . . . . .      7,645          7,804
                                                             --------       --------
Total liabilities. . . . . . . . . . . . . . . . . . . . .    132,595        135,497
                                                             --------       --------

Stockholder's equity (deficit):
     Common stock, $.01 par value; 1,000 shares authorized,
       issued, and outstanding in 1997 and 1998. . . . . .          -              -
     Additional paid-in capital. . . . . . . . . . . . . .          -              -
     Accumulated deficit . . . . . . . . . . . . . . . . .    (14,388)       (14,418)
                                                             --------       --------
Total stockholder's equity (deficit) . . . . . . . . . . .    (14,388)       (14,418)
                                                             --------       --------
                                                             $118,207       $121,079
                                                             --------       --------
                                                             --------       --------

     The accompanying notes are an integral part of these financial statements.

                           PACKAGING RESOURCES INCORPORATED

                               STATEMENTS OF OPERATIONS
       YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1997, AND FEBRUARY 28, 1998
                            (DOLLAR AMOUNTS IN THOUSANDS)

                                                      1996           1997           1998
                                                    --------       --------       --------
Net sales  . . . . . . . . . . . . . . . . . . . .  $132,852       $120,086       $121,303
Cost of goods sold . . . . . . . . . . . . . . . .   110,544         98,942         99,998
                                                    --------       --------       --------
Gross profit . . . . . . . . . . . . . . . . . . .    22,308         21,144         21,305
Selling, general, and administrative expenses. . .     6,864          6,983          5,897
Amortization of intangibles and other assets . . .     2,434            712            712
Other expense (note 8) . . . . . . . . . . . . . .         -              -            800
                                                    --------       --------       --------
Operating income . . . . . . . . . . . . . . . . .    13,010         13,449         13,896
Interest expense . . . . . . . . . . . . . . . . .    10,671         12,711         13,580
                                                    --------       --------       --------
Income before income taxes and
     extraordinary item. . . . . . . . . . . . . .     2,339            738            316
Income tax expense . . . . . . . . . . . . . . . .     1,006            491            346
                                                    --------       --------       --------
Income (loss) before extraordinary item. . . . . .     1,333            247            (30)
                                                    --------       --------       --------
Extraordinary item - loss on early extinguishment
  of debt, net of tax. . . . . . . . . . . . . . .         -          1,139              -
                                                    --------       --------       --------
Net income (loss). . . . . . . . . . . . . . . . .    $1,333          $(892)          $(30)
                                                    --------       --------       --------
                                                    --------       --------       --------

     The accompanying notes are an integral part of these financial statements.

                           PACKAGING RESOURCES INCORPORATED

                     STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

       YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1997, AND FEBRUARY 28, 1998
               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                 TOTAL
                                             COMMON   ADDITIONAL                 STOCK-
                                    COMMON    STOCK    PAID-IN    ACCUMULATED   HOLDER'S
                                    STOCK   WARRANTS   CAPITAL      DEFICIT      EQUITY
                                    -----    ------    -------     --------     -------
Balances at February 28, 1995. . .    $-       $-      $20,278      $(3,346)    $16,932

Net income . . . . . . . . . . . .     -        -            -        1,333       1,333
                                    -----    ------    -------     --------     -------
Balances at February 29, 1996. . .     -        -       20,278       (2,013)     18,265

Dividends paid on common stock . .     -        -      (20,278)     (11,483)    (31,761)

Net loss   . . . . . . . . . . . .     -        -            -         (892)       (892)
                                    -----    ------    -------     --------     -------
Balances at February 28, 1997. . .     -        -            -      (14,388)    (14,388)

Net loss   . . . . . . . . . . . .     -        -            -          (30)        (30)
                                    -----    ------    -------     --------     -------
Balances at February 28, 1998. . .    $-       $-           $-     $(14,418)   $(14,418)
                                    -----    ------    -------     --------     -------
                                    -----    ------    -------     --------     -------


The accompanying notes are an integral part of these financial statements.

                           PACKAGING RESOURCES INCORPORATED
                               STATEMENTS OF CASH FLOWS
                  YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1997,
                                AND FEBRUARY 28, 1998
                            (DOLLAR AMOUNTS IN THOUSANDS)

                                                               1996       1997         1998
                                                             -------     -------      -------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . .    $ 1,333     $  (892)     $   (30)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization . . . . . . . . . . .     11,381       8,911        8,584
      Write-off of financing costs. . . . . . . . . . . .        -         1,139           -
      Deferred income taxes . . . . . . . . . . . . . . .        678         336          162
      Loss on sale of property, plant, and equipment. . .         31          11          800
      Change in assets and liabilities:
        Accounts receivable . . . . . . . . . . . . . . .        567        (259)      (2,571)
        Inventories . . . . . . . . . . . . . . . . . . .      3,583          (2)         867
        Prepaid expenses. . . . . . . . . . . . . . . . .       (527)        577         (215)
        Other assets. . . . . . . . . . . . . . . . . . .       (239)         80       (1,658)
        Accounts payable. . . . . . . . . . . . . . . . .     (5,932)      2,612        1,817
        Accrued expenses. . . . . . . . . . . . . . . . .       (808)      4,842        1,783
        Income taxes. . . . . . . . . . . . . . . . . . .      1,708        (221)          93
                                                             -------     -------      -------
Net cash provided by operating activities . . . . . . . .     11,775      17,134        9,632
                                                             -------     -------      -------
Cash flows from investing activities:
  Proceeds from sale of property, plant, and equipment. .         29         -          1,473
  Proceeds from sale of leased equipment. . . . . . . . .        -           -            750
  Payment for purchase of the net assets from
    Miner Container . . . . . . . . . . . . . . . . . . .     (1,536)       (764)           -
  Capital expenditures. . . . . . . . . . . . . . . . . .     (3,449)     (7,629)      (9,130)
                                                             -------     -------      -------

Net cash used in investing activities . . . . . . . . . .     (4,956)     (8,393)      (6,907)
                                                             -------     -------      -------
Cash flows from financing activities:
  Net payments under credit agreement . . . . . . . . . .     (5,603)     (2,250)           -
  Retirement of indebtedness under old credit agreement .        -       (73,474)           -
  Net proceeds from senior secured notes. . . . . . . . .        -       105,350            -
  Payment of promissory notes . . . . . . . . . . . . . .     (1,050)       (850)        (950)
  Dividends paid. . . . . . . . . . . . . . . . . . . . .        -       (31,761)           -
                                                             -------     -------      -------
Net cash used in financing activities . . . . . . . . . .     (6,653)     (2,985)        (950)
                                                             -------     -------      -------
Net increase in cash and cash equivalents . . . . . . . .        166       5,756        1,775
Cash and cash equivalents at beginning of year. . . . . .        232         398        6,154
                                                             -------     -------      -------
Cash and cash equivalents at end of year. . . . . . . . .       $398      $6,154      $ 7,929
                                                             -------     -------      -------
                                                             -------     -------      -------
Supplemental disclosure of cash flow information - cash paid for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . .     $9,239      $7,590      $12,924
  Income taxes. . . . . . . . . . . . . . . . . . . . . .       $117        $214         $251

     The accompanying notes are an integral part of these financial statements.

                           PACKAGING RESOURCES INCORPORATED

                            NOTES TO FINANCIAL STATEMENTS

                        FEBRUARY 29, 1996, FEBRUARY 28, 1997,
                                AND FEBRUARY 28, 1998
               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

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

     (D)  PROPERTY, PLANT, AND EQUIPMENT

          Property, plant, and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the following estimated useful lives of the assets:

     Furniture and fixtures . . . . . . . . . . . . . . .    5 years
     Molds. . . . . . . . . . . . . . . . . . . . . . . .  3-5 years
     Machinery and equipment. . . . . . . . . . . . . . .   13 years
     Buildings and improvements . . . . . . . . . . . . .   35 years
     Land improvements. . . . . . . . . . . . . . . . . .   35 years

          Leasehold improvements are amortized ratably over the shorter of the lease term or estimated useful life of the assets.

     (E)  INTANGIBLES

          Intangibles consist of patent costs, amortized over 14 years, and the excess of the cost over the fair value of net assets purchased, amortized over 40 years. The intangibles are amortized on a straight-line basis over their respective useful lives. Accumulated amortization was $4,577 and $5,290 at February 28, 1997 and February 28, 1998, respectively.

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

                         PACKAGING RESOURCES INCORPORATED

                           NOTES TO FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)



  (2)  INVENTORIES

       Inventories consist of the following at February 28:

                                            1997          1998
                                        ---------      ---------
  Finished Goods . . . . . . . . . .    $  12,747      $  12,199
  Raw Materials. . . . . . . . . . .        4,646          3,856
  Supplies and mold materials. . . .        4,003          4,474
                                        ---------      ---------
  Total. . . . . . . . . . . . . . .    $  21,396      $  20,529
                                        ---------      ---------
                                        ---------      ---------

  (3)  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consist of the following at February 28:

                                          1997           1998
                                        ---------      ---------
  Land  . . . . . . . . . . . . . . .   $   309        $    309
  Buildings . . . . . . . . . . . . .    10,682          11,276
  Machinery, equipment, and fixtures.    83,219          84,649
  Leasehold improvements. . . . . . .     1,622           1,944
  Construction in progress. . . . . .     4,048           7,763
                                        ---------      ---------
                                         99,880         105,941
  Less allowance for depreciation and
    amortization  . . . . . . . . . .   (47,200)        (53,760)
                                        ---------      ---------
  Total . . . . . . . . . . . . . . .  $ 52,680        $ 52,181
                                        ---------      ---------
                                        ---------      ---------

     Construction in progress includes building improvements and machinery and equipment which have not yet been placed in service, and molds which are in the process of being manufactured. Depreciation expense for the years ended February 29, 1996, February 28, 1997, and February 28, 1998 was $7,287, $7,328, and $7,208, respectively.

                         PACKAGING RESOURCES INCORPORATED

                           NOTES TO FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

   (4) OTHER ASSETS

            Other assets consist of the following at February 28:

                                          1997           1998
                                        ---------      ---------
  Debt issuance cost, net . . . . . .   $  4,125       $  3,461
  Leased equipment, net . . . . . . .      1,360            745
  Equipment deposits. . . . . . . . .        -            1,734
  Other . . . . . . . . . . . . . . .         63           -
                                        ---------      ---------
                                        $  5,548       $  5,940
                                        ---------      ---------
                                        ---------      ---------

               The debt issuance costs were incurred in connection with the 11-5/8% Senior Secured Notes described in note 7. The cost is being amortized over the remaining life of the notes. Amortization of these costs was $525 and $664 for the years ended February 28, 1997 and February 28, 1998, respectively. Leased equipment represents equipment leased and available for lease to PRI's customers. Equipment deposits represent deposits made on equipment to be delivered to PRI in fiscal 1999.

(5)  LEASES

               PRI has several noncancelable operating leases for substantial portions of the Company's plant and office facilities and machinery and equipment. Leased plant and office facilities generally contain renewal options. Rental expense for operating leases for the years ended February 29, 1996, February 28, 1997, and February 28, 1998 aggregated approximately $2,062, $1,757, and $1,554, respectively. Additionally, PRI has one facility which is being subleased.

               Future minimum lease payments and related sublease income under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of February 28, 1998 are:

                                        OPERATING      OPERATING
                                          LEASE        SUBLEASE
FISCAL YEAR                             PAYMENTS        INCOME
-----------                             --------       ---------
  1999. . . . . . . . . . . . . . . .   $ 1,333        $  (486)
  2000. . . . . . . . . . . . . . . .     1,217           (486)
  2001. . . . . . . . . . . . . . . .       969           (162)
  2002. . . . . . . . . . . . . . . .       881           -
  2003. . . . . . . . . . . . . . . .       896           -
  Thereafter. . . . . . . . . . . . .     1,078           -
                                        -------        -------
 Total minimum lease payments (income) .$ 6,374        $(1,134)
                                        -------        -------
                                        -------        -------

                         PACKAGING RESOURCES INCORPORATED

                           NOTES TO FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

(6)  ACCRUED EXPENSES

     Accrued expenses consist of the following at February 28:

                                          1997           1998
                                        -------        -------
  Interest. . . . . . . . . . . . . .   $ 4,277        $ 4,266
  Vacation. . . . . . . . . . . . . .     1,053          1,038
  Pension . . . . . . . . . . . . . .       966            936
  Other . . . . . . . . . . . . . . .     2,458          4,297
                                        -------        -------
                                        $ 8,754        $10,537
                                        -------        -------
                                        -------        -------

(7)  LONG-TERM DEBT

     On May 17, 1996, PRI issued $110 million of 11-5/8% Senior Secured Notes due 2003. The funds from this issuance were used to repay all outstanding borrowings of the revolving credit loan and term loan and to fund a dividend to Group of $31.8 million. At this time, the Company also entered into a Senior Credit Facility which consists of a revolving credit facility and a letter of credit facility which permit borrowing at either LIBOR plus 2.00% or the prime rate plus 0.50% up to a maximum of $20.0 million and $2.0 million, respectively. The Senior Credit Facility matures on May 1, 1999 and shall renew automatically for successive one year periods thereafter unless canceled by either party. The Company pays a commitment fee of 0.50% per annum on the average daily unused amount of the revolving credit facility. The Senior Secured Notes are secured by certain equipment, fixtures and general intangibles, and mortgages on substantially all of the owned and certain of the leased real property of the Company, and proceeds therefrom. Obligations under the Senior Credit Facility are secured by all of PRI's accounts receivable and raw materials and finished goods inventory, including any proceeds therefrom.

     At February 28, 1998, there were no draws on the Senior Credit Facility. PRI paid approximately $4.65 million in fees in connection with the new credit agreement and the 11-5/8% Senior Secured Notes.

     In August 1996 the privately placed notes were exchanged for notes registered with the Securities Exchange Commission. There were no changes in the amounts or terms of the notes.

     Long-term debt consists of the following at February 28:

                                                  1997            1998
                                                --------        --------
  Senior Secured Notes, interest at
    11-5/8%, paid semi-annually on
    May 1 and November 1, payable in
    full in May of 2003 . . . . . . . . . . . .  $110,000       $110,000
  Promissory note, interest at prime rate
    plus 0.75% and effective March 12, 1995,
    interest at prime rate plus 2.0%,
    payable in installments semiannually
    through July of 1997. . . . . . . . . . . .       950           -
                                                 --------       --------
                                                  110,950        110,000
  Less current maturities of long-term debt . .       950           -
                                                 --------       --------
                                                 $110,000       $110,000
                                                 --------       --------
                                                 --------       --------

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

               Aggregate maturities of long-term debt after February 28, 1998 are as follows:


FISCAL YEAR                                                      AMOUNT
-----------                                                      ------
1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   --
2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --
2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --
2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --
2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --
Thereafter . . . . . . . . . . . . . . . . . . . . . . . . .    110,000
                                                               --------
                                                               $110,000
                                                               --------
                                                               --------

(8)  OTHER EXPENSE

        During fiscal 1998 an $800 loss was incurred related to the sale of the Louisiana, Missouri property. This property had previously been leased to a third party.

(9)  EARLY EXTINGUISHMENT OF DEBT

        During fiscal 1997, in connection with the issuance of the 11-5/8% Senior Secured Notes as discussed in note 7, the write-off of unamortized financing fees and costs associated with the early extinguishment of debt was recorded as an extraordinary item, net of taxes, in the accompanying statements of operations.

                         PACKAGING RESOURCES INCORPORATED

                           NOTES TO FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)


(10) INCOME TAXES

           Total income tax expense (benefit) for the years ended February 29, 1996, February 28, 1997, and February 28, 1998 was allocated as follows:


                                            1996       1997      1998
                                           ------     ------    -----
 Income from operations  . . . . . . . .   $1,006      $ 491     $346

 Extraordinary item - loss on early
 extinguishment of debt  . . . . . . . .     --         (728)     --
                                           ------      -----     ----
                                           $1,006      $(237)    $346
                                           ------      -----     ----
                                           ------      -----     ----

        Income tax expense attributable to income before income taxes and extraordinary item for the years ended February 29, 1996, February 28, 1997, and February 28, 1998 consists of:


                                                       1996
                                                       ----
                                          CURRENT     DEFERRED     TOTAL
                                          -------     --------    -------
 Federal . . . . . . . . . . . . . . . .   $ 103       $ 546      $   649
 State . . . . . . . . . . . . . . . . .     225         132          357
                                           -----       -----      -------
                                           $ 328       $ 678      $ 1,006
                                           -----       -----      -------
                                           -----       -----      -------

                                                       1997
                                                       ----
                                          CURRENT     DEFERRED     TOTAL
                                          -------     --------    -------
 Federal . . . . . . . . . . . . . . . .   $ --        $ 271      $ 271
 State . . . . . . . . . . . . . . . . .     155          65        220
                                           -----       -----      -------
                                           $ 155       $ 336      $ 491
                                           -----       -----      -------
                                           -----       -----      -------

                                                       1998
                                                       ----
                                          CURRENT     DEFERRED     TOTAL
                                          -------     --------    -------
 Federal . . . . . . . . . . . . . . . .   $ --        $ 131      $ 131
 State . . . . . . . . . . . . . . . . .     184          31        215
                                           -----       -----      -------
                                           $ 184       $ 162      $ 346
                                           -----       -----      -------
                                           -----       -----      -------

                         PACKAGING RESOURCES INCORPORATED

                           NOTES TO FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

         Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% in 1996, 1997, and 1998 to income before income taxes and extraordinary item as a result of the following:


                                                1996       1997      1998
                                              -------    ------    -------
 Computed "expected" tax expense . . . . .    $   795    $  250    $   107
 Increase (decrease) in income taxes
 resulting from:
    State income taxes, net of Federal
      income tax benefit . . . . . . . . .        235       145        143
    Other, net . . . . . . . . . . . . . .        (24)       96         96
                                              -------    ------    -------
                                              $ 1,006    $  491    $   346
                                              -------    ------    -------
                                              -------    ------    -------

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 29, 1996, February 28, 1997, and February 28, 1998 are presented below:


                                                1996       1997      1998
                                              -------    ------    -------
 Deferred tax assets:
   Compensated absences, principally due
    to accrual for financial reporting
    purposes . . . . . . . . . . . . . . .    $   343    $   342   $   336
   Net operating loss carryforwards. . . .      4,785      5,132     4,160
   Alternative minimum tax credit
     carryforwards . . . . . . . . . . . .        495        495       495
   Other . . . . . . . . . . . . . . . . .        686        712       508
                                              -------    ------    -------
 Total gross deferred tax assets . . . . .      6,309      6,681     5,499
                                              -------    ------    -------
 Deferred tax liabilities:
   Plant and equipment, principally due
    to differences in depreciation . . . .    (11,843)   (11,468)  (10,501)
   Intangible assets . . . . . . . . . . .     (1,520)    (1,815)   (1,928)
   Other . . . . . . . . . . . . . . . . .       (107)      (166)     -
                                              -------    ------    -------
 Total gross deferred liabilities. . . . .    (13,470)   (13,449)  (12,429)
                                              -------    ------    -------
 Net deferred liability. . . . . . . . . .    $(7,161)   $(6,768)  $(6,930)
                                              -------    ------    -------
                                              -------    ------    -------

         PRI has not recorded a valuation allowance related to the deferred tax assets, as management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

         At February 28, 1998 PRI has net operating loss carryforwards of approximately $11,000 which are available to reduce future taxable income for Federal income tax purposes under a tax sharing agreement with HPH. The operating loss carryforwards expire at various dates from 2004 through 2012.

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


 (11) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

            Cash and cash equivalents, receivables, accounts payable, and accrued expenses: The carrying amounts approximate fair value due to the short maturity of these instruments.

            Senior Secured Notes: The carrying amounts approximate fair value as all of the obligations incur interest at a market rate. In addition, the significant terms of fixed rate obligations do not differ materially from those currently available to PRI.

 (12) RETIREMENT PLAN

            PRI has a defined contribution retirement plan covering substantially all employees. Contributions are based upon a defined percentage of compensation. Provisions for the plan's contributions amounted to $670, $676, and $630 for the years ended February 29, 1996, February 28, 1997, and February 28, 1998, respectively. Provisions of the plan include 20% vesting per year.

 (13) RELATED-PARTY TRANSACTIONS

             PRI has various transactions with Group and HPH. These transactions include management fees and reimbursements to HPH of $662, $663, and $600 for each fiscal year 1996, 1997, and 1998, respectively.
Additionally, PRI paid dividends of $31.8 million to Group on common stock in 1997.

 (14) BUSINESS AND CREDIT CONCENTRATIONS

             PRI's business is substantially dependent on a limited number of large customers. In fiscal years 1996, 1997, and 1998, PRI's ten largest customers accounted for approximately 78%, 80%, and 83%, respectively, of its net sales. PRI's largest customers are General Mills (including Yoplait), Dannon, and Ross Labs, which represented approximately 28.6%, 19.0%, and 17.3%, respectively, of PRI's net sales for fiscal 1998. No customer other than General Mills, Dannon, or Ross Labs accounted for more than 5% of PRI's net sales during fiscal 1998. Accounts receivable for General Mills, Dannon, and Ross Labs totaled $7,175 and $7,263 at February 28, 1997 and February 28, 1998, respectively.

                                      SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on May 28, 1998.

                                   PACKAGING RESOURCES INCORPORATED


                                   By: /s/ Howard P. Hoeper
                                       ---------------------------------------
                                        Howard P. Hoeper
                                        CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
                                        OFFICER AND PRESIDENT


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         NAME                     TITLE                     DATE
         ----                     -----                     ----


/s/ Howard P. Hoeper         Chairman of the Board,         May 28, 1998
-----------------------      Chief Executive Officer
Howard P. Hoeper             and President (Principal
                             Executive Officer)



/s/ Jerry J. Corirossi       Vice President, Finance        May 28, 1998
-----------------------      and Administration
Jerry J. Corirossi           (Principal Financial
                             Officer and Principal
                             Accounting Officer)


/s/ Donald L. MacLaughlin    Director                       May 28, 1998
-----------------------
Donald L. MacLaughlin

                             INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder of
Packaging Resources Incorporated:

     The audits referred to in our report dated March 20, 1998, included the related financial statement schedule as of February 28, 1998 and for each of the years in the three-year period ended February 28, 1998, included in the February 28, 1998 annual report on Form 10-K of Packaging Resources Incorporated. This financial statement schedule is the responsibility of Packaging Resources Incorporated's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                KPMG Peat Marwick LLP



Chicago, Illinois
March 20, 1998

                                     SCHEDULE II

                           PACKAGING RESOURCES INCORPORATED
                          VALUATION AND QUALIFYING ACCOUNTS

        YEAR ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1997 AND FEBRUARY 28, 1998



                                                    ADDITIONS
                                                -----------------------
                                  BALANCE AT    CHARGED TO     CHARGED
                                 BEGINNING OF    COSTS AND     TO OTHER                 BALANCE AT
DESCRIPTION                         PERIOD       EXPENSES      ACCOUNTS   DEDUCTIONS   END OF PERIOD
-----------                      ------------   ----------     --------   ----------   -------------
1996
Allowance for Doubtful Accounts   $200,000      $    ___       $ 66,000   $ (110,000)    $156,000

1997
Allowance for Doubtful Accounts   $156,000      $    ___       $  2,000   $  (23,000)    $135,000

1998
Allowance for Doubtful Accounts   $135,000      $    ___       $ 56,000   $  (56,000)    $135,000
