Form 10-Q
period 1998-05-31
PACKAGING RESOURCES INC
filed 1998-07-10
CIK 825790

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549



                                     FORM 10-Q


(MARK ONE)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1998


                                          OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to____________________________
Commission file number 333-05885


                          PACKAGING RESOURCES INCORPORATED
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

            Delaware                                  36-3321568
---------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)


One Conway Park, 100 Field Drive, Suite 300, Lake Forest, Illinois     60045
------------------------------------------------------------------   ----------
      (Address of principal executive offices)                       (Zip code)


                                    (847) 295-6100
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)


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

As of May 31, 1998, the issuer had outstanding 1,000 shares of Common Stock, $.01 par value per share.

PART I.      FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                          PACKAGING RESOURCES INCORPORATED
                        STATEMENTS OF OPERATIONS (UNAUDITED)

                           (DOLLAR AMOUNTS IN THOUSANDS)

                                                       Three Months Ended
                                                              May 31
                                                  ---------------------------
                                                    1998                1997
                                                  -------             -------
Net sales                                         $36,821             $31,150

Cost of goods sold                                 29,172              25,388

                                                  -------             -------
Gross profit                                        7,649               5,762

Selling, general & administrative expenses          1,467               1,487
Amortization of intangibles and other assets          178                 178

                                                  -------             -------
Operating income                                    6,004               4,097

Interest expense                                    3,388               3,407

                                                  -------             -------
Income before income taxes                          2,616                 690

Income tax expense                                  1,125                 296

                                                  -------             -------
Net income                                         $1,491                $394
                                                  -------             -------
                                                  -------             -------

   See accompanying notes to financial statements.

                           PACKAGING RESOURCES INCORPORATED
                              BALANCE SHEETS (UNAUDITED)

                            (DOLLAR AMOUNTS IN THOUSANDS)

                                                                    May 31,     February 28,
                                                                      1998           1998
                                                                   --------     -----------
ASSETS
Current assets:
   Cash and cash equivalents                                       $  1,684       $  7,929
   Accounts receivable, net                                          15,070         13,549
   Inventories                                                       20,000         20,529
   Prepaid expenses                                                     350            284
   Deferred income taxes                                                874            874
                                                                   --------       --------

Total current assets                                                 37,978         43,165

Property, plant, and equipment, net                                  58,695         52,181
Intangibles, net                                                     19,615         19,793
Other assets                                                          6,403          5,940
                                                                   --------       --------
                                                                 $  122,691       $121,079
                                                                   --------       --------
                                                                   --------       --------

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                $  9,675       $  7,044
   Accrued expenses                                                   7,071         10,649
                                                                   --------       --------

Total current liabilities                                           16,746          17,693

Long-term debt, excluding current maturities                        110,000        110,000
Deferred income taxes                                                 8,872          7,804
                                                                   --------       --------

Total liabilities                                                   135,618        135,497
                                                                   --------       --------

Stockholder's equity (deficit):
   Common stock, $.01 par value; 1,000 shares authorized,
      issued, and outstanding                                             -              -
   Accumulated deficit                                              (12,927)       (14,418)
                                                                   --------       --------

Total stockholder's equity (deficit)                                (12,927)       (14,418)
                                                                   --------       --------

                                                                 $  122,691       $121,079
                                                                   --------       --------
                                                                   --------       --------

     See accompanying notes to financial statements.

                         PACKAGING RESOURCES INCORPORATED
                       STATEMENTS OF CASH FLOWS (UNAUDITED)

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                      Three Months Ended
                                                                            May 31
                                                                     --------------------
                                                                      1998        1997
                                                                     ------      ------
Cash flows from operating activities:
   Net income                                                       $ 1,491     $   394
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                2,279       2,150
         Deferred income taxes                                        1,068         386
         Change in assets and liabilities:
            Change in current assets                                 (1,058)     (1,017)
            Change in current liabilities                              (947)         63
            Change in other assets                                     (630)          0
                                                                    -------     -------

Net cash provided by operating activities                             2,203       1,976
                                                                    -------     -------

Cash flows from investing activities:
   Capital expenditures                                              (8,448)     (2,877)
                                                                    -------     -------

Net cash used in investing activities                                (8,448)     (2,877)
                                                                    -------     -------

Cash flows from financing activities:
   Payments of promissory notes                                           0        (250)
                                                                    -------     -------

Net cash used in financing activities                                     0        (250)
                                                                    -------     -------

Net decrease in cash and cash equivalents                            (6,245)     (1,151)
Cash and cash equivalents at beginning of period                      7,929       6,154
                                                                    -------     -------

Cash and cash equivalents at end of period                          $ 1,684     $ 5,003
                                                                    -------     -------
                                                                    -------     -------

Supplemental disclosure of cash flow information - cash paid for:
      Interest                                                       $6,419      $6,438
      Income taxes                                                      $56         $70

   See accompanying notes to financial statements.

                          PACKAGING RESOURCES INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1)   BASIS OF PRESENTATION

The balance sheet as of May 31, 1998 and the statement of operations for the three months ended May 31, 1998 and the statement of cash flows for the three months ended May 31, 1998 have been prepared by Packaging Resources Incorporated ("PRI" or the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial results for the interim periods included herein have been made. The results of operations for the three months ended May 31, 1998 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended February 28, 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED MAY 31, 1998 COMPARED TO THE
                        THREE MONTH PERIOD ENDED MAY 31, 1997

     NET SALES: Net sales increased $5.7 million, or 18.2%, from $31.1 million in the first quarter of fiscal 1998 to $36.8 million in the first quarter of fiscal 1999. Packaging sales decreased $0.5 million, or 2.0%, from $27.2 million in the first quarter of fiscal 1998 to $26.7 million in the first quarter of fiscal 1999. Promotional sales increased $6.2 million, or 159.0%, from $3.9 million in the first quarter of fiscal 1998 to $10.1 million in the first quarter of fiscal 1999, due to a higher level of customer promotions.

     GROSS PROFIT: Gross profit increased $1.8 million, from $5.8 million in the first quarter of fiscal 1998 to $7.6 million in the first quarter of fiscal 1999. Gross margins increased from 18.5% in the first quarter of fiscal 1998 to 20.8% in the first quarter of fiscal 1999 primarily due to higher plant utilization related to supporting the higher level of promotional sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $1.5 million in the first quarter of fiscal 1998 remained constant in the first quarter of fiscal 1999, but decreased as a percentage of net sales from 4.8% to 4.0% due to the higher level of sales.

     OPERATING INCOME: Operating income increased $1.9 million, from $4.1 million, or 13.2% of net sales, in the first quarter of fiscal 1998 to $6.0 million, or 16.3% of net sales, in the first quarter of fiscal 1999 primarily due to the reasons noted above.

     INCOME TAXES: Income taxes increased $0.8 million, from $0.3 million in the first quarter of fiscal 1998 to $1.1 million in the first quarter of fiscal 1999, due to higher earnings. The Company's effective state and Federal tax rate was 43% in the first quarters of fiscal 1998 and 1999.

     NET INCOME: For the reasons noted above, net income increased $1.1 million, from $0.4 million in the first quarter of fiscal 1998 to $1.5 million in the first quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

PRI issued $110.0 million in Senior Secured Notes due 2003 (the "Senior Secured Notes") in May 1996. In conjunction with this transaction, the Company also entered into a credit agreement (the "Credit Agreement") that, subject to certain borrowing conditions and limitations, provides for borrowings of up to $20.0 million. As of May 31, 1998, there were no outstanding borrowings under the Credit Agreement.

Cash provided by operating activities increased to $2.2 million in the first three months of fiscal 1999 from $2.0 million in the comparable period of fiscal 1998. The increase resulted primarily from a $1.1 million increase in net income in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998, partially offset by changes in other working capital items.

Capital expenditures were $2.9 million and $8.4 million for the first three months of fiscal 1998 and 1999, respectively. These expenditures, which will expand production capacity and reduce costs, included (i) the addition of new production lines and printing equipment, (ii) the expansion of the Company's manufacturing space and (iii) the engineering and manufacture of new production molds. PRI's estimated capital expenditures for the balance of fiscal 1999 are expected to exceed $25.0 million. These expenditures are intended to further expand production capacity and reduce costs.

In June 1998 the Company entered into a long-term operating lease agreement on a building in Phoenix, Arizona. This additional facility will expand production capacity and will be used for the manufacture, warehouse and distribution of PRI's products. The plant is expected to be operational in the fourth quarter of fiscal 1999.

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

ITEM 1.        LEGAL PROCEEDINGS
               N/A

ITEM 2.        CHANGES IN SECURITIES
               N/A

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
               N/A

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               N/A

ITEM 5.        OTHER INFORMATION
               N/A

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
               (a) EXHIBITS: The following exhibit is included in this Report on
                   Form 10-Q:
                   27.1      Financial Statement Schedule
               (b) REPORTS ON FORM 8-K: The Company did not file any reports on
                   Form 8-K during the three months ended May 31, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PACKAGING RESOURCES INCORPORATED
                            Registrant



Date  July 10, 1998         /s/  Jerry J. Corirossi
                            ----------------------------------------------
                            Jerry J. Corirossi
                            Vice President, Finance and Administration and
                            Chief Financial Officer and duly authorized officer