Form 10-Q
period 1998-08-31
PACKAGING RESOURCES INC
filed 1998-10-07
CIK 825790

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                   FORM 10-Q


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1998

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to____________________
Commission file number 333-05885

                       Packaging Resources Incorporated
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                   36-3321568
              --------                                   ----------
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)


One Conway Park, 100 Field Drive, Suite 300, Lake Forest, Illinois      60045
-------------------------------------------------------------------------------
    (Address of principal executive offices)                          (Zip code)


                               (847) 295-6100
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


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

        As of August 31, 1998, the issuer had outstanding 1,000 shares of
                    Common Stock, $.01 par value per share.

PART I.   FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS

                                        PACKAGING RESOURCES INCORPORATED
                                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                           Three Months Ended            Six Months Ended
                                                                August 31                    August 31
                                                          ----------------------        ---------------------
                                                            1998           1997          1998           1997
                                                          -------        -------        -------       -------
Net sales                                                 $33,852        $30,149        $70,673       $61,299

Cost of goods sold                                         27,596         24,825         56,768        50,213
                                                          -------        -------        -------       -------
Gross profit                                                6,256          5,324         13,905        11,086

Selling, general & administrative expenses                  1,518          1,454          2,985         2,941
Amortization of intangibles and other assets                  178            178            356           356
                                                          -------        -------        -------       -------
Operating income                                            4,560          3,692         10,564         7,789

Interest expense                                            3,390          3,398          6,778         6,805
                                                          -------        -------        -------       -------
Income before income taxes                                  1,170            294          3,786           984

Income tax expense                                            503            125          1,628           421
                                                          -------        -------        -------       -------
Net income                                                   $667           $169         $2,158          $563
                                                          -------        -------        -------       -------
                                                          -------        -------        -------       -------

 See accompanying notes to financial statements.


          PACKAGING RESOURCES INCORPORATED
                  BALANCE SHEETS

            (DOLLAR AMOUNTS IN THOUSANDS)



                                                        AUGUST 31,    FEBRUARY 28,
ASSETS                                                      1998         1998
                                                        ----------     -----------
                                                        (unaudited)
Current assets:
     Cash and cash equivalents                           $   3,445     $  7,929
     Accounts receivable, net                               12,277       13,549
     Inventories                                            20,153       20,529
     Prepaid expenses                                          378          284
     Deferred income taxes                                     874          874
                                                         ---------     --------
Total current assets                                        37,127       43,165

Property, plant, and equipment, net                         62,605       52,181
Intangibles, net                                            19,437       19,793
Other assets                                                 6,271        5,940
                                                         ---------     --------
                                                         $ 125,440     $121,079
                                                         ---------     --------
                                                         ---------     --------

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                     $   7,372     $  7,044

    Accrued expenses                                        11,234       10,649
                                                         ---------     --------
Total current liabilities                                   18,606       17,693

Long-term debt, excluding current maturities               110,000      110,000
Deferred income taxes                                        9,094        7,804
                                                         ---------     --------
Total liabilities                                          137,700      135,497
                                                         ---------     --------

Stockholder's equity (deficit):
    Common stock, $.01 par value; 1,000 shares
      authorized, issued, and outstanding                       --           --
    Accumulated deficit                                    (12,260)     (14,418)
                                                         ---------     --------
Total stockholder's equity (deficit)                       (12,260)     (14,418)
                                                         ---------     --------
                                                         $ 125,440     $121,079
                                                         ---------     --------
                                                         ---------     --------
     See accompanying notes to financial statements.

                       PACKAGING RESOURCES INCORPORATED
                     STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                            Six Months Ended
                                                                August 31
                                                         ----------------------
                                                            1998          1997
                                                         ---------     --------
Cash flows from operating activities:
 Net income                                                $2,158          $563
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                            4,558         4,301
   Deferred income taxes                                    1,290           415
   Change in assets and liabilities:
    Change in current assets                                1,554           725
    Change in current liabilities                             913           778
    Change in other assets                                  (651)             -
                                                         ---------     --------
Net cash provided by operating activities                   9,822         6,782
                                                         ---------     --------
Cash flows from investing activities:
 Capital expenditures                                    (14,306)        (5,092)
 Proceeds from sale of leased equipment                         -           750
                                                         ---------     --------
Net cash used in investing activities                    (14,306)        (4,342)
                                                         ---------     --------
Cash flows from financing activities:
 Payments of promissory notes                                   -          (950)
                                                         ---------     --------
Net cash used in financing activities                           -          (950)
                                                         ---------     --------
Net (decrease) increase in cash and cash equivalents      (4,484)         1,490
Cash and cash equivalents at beginning of period            7,929         6,154
                                                         ---------     --------
Cash and cash equivalents at end of period                 $3,445        $7,644
                                                         ---------     --------
                                                         ---------     --------
Supplemental disclosure of cash flow
 information - cash paid for:
  Interest                                                 $6,444        $6,480
  Income taxes                                               $338          $166

 See accompanying notes to financial statements.

                       PACKAGING RESOURCES INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1)   BASIS OF PRESENTATION

The balance sheet as of August 31, 1998 and the statements of operations for the three and six month periods ended August 31, 1998 and the statement of cash flows for the six months ended August 31, 1998 have been prepared by Packaging Resources Incorporated ("PRI" or the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial results for the interim periods included herein have been made. The results of operations for the three and six month periods ended August 31, 1998 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended February 28, 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED AUGUST 31, 1998 COMPARED TO
                        THE THREE MONTH PERIOD ENDED AUGUST 31, 1997

     NET SALES: Net sales increased $3.7 million, or 12.3%, from $30.1 million in the second quarter of fiscal 1998 to $33.8 million in the second quarter of fiscal 1999. Packaging sales increased $1.0 million, or 3.8%, from $25.6 million in the second quarter of fiscal 1998 to $26.6 million in the second quarter of fiscal 1999, primarily as a result of higher volume including sales of new products to a new customer. Promotional sales increased $2.7 million, or 59.4%, from $4.6 million in the second quarter of fiscal 1998 to $7.3 million in the second quarter of fiscal 1999, due to higher volume including sales of a new product to existing customers.

     GROSS PROFIT: Gross profit increased $.9 million, from $5.3 million in the second quarter of fiscal 1998 to $6.2 million in the second quarter of fiscal 1999 due to higher sales. Gross margins increased from 17.7% in the second quarter of fiscal 1998 to 18.5% in the second quarter of fiscal 1999 primarily due to higher plant utilization resulting from the higher level of sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $1.5 million in the second quarter of fiscal 1998 remained constant in the second quarter of fiscal 1999, but decreased as a percentage of net sales from 4.8% to 4.5% due to the higher level of sales.

     OPERATING INCOME: Operating income increased $.9 million, from $3.7 million, or 12.3% of net sales, in the second quarter of fiscal 1998 to $4.6 million, or 13.5% of net sales, in the second quarter of fiscal 1999 due to the reasons noted above.

     INCOME TAXES: Income taxes increased $0.4 million, from $0.1 million in the second quarter of fiscal 1998 to $0.5 million in the second quarter of fiscal 1999, due to higher earnings. The Company's effective state and Federal tax rate was 43% in the second quarters of fiscal 1998 and 1999.

     NET INCOME: For the reasons noted above, net income increased $0.5 million, from $0.2 million in the second quarter of fiscal 1998 to $0.7 million in the second quarter of fiscal 1999.

RESULTS OF OPERATIONS - SIX MONTH PERIOD ENDED AUGUST 31, 1998 COMPARED TO THE
                        SIX MONTH PERIOD ENDED AUGUST 31, 1997

     NET SALES: Net sales increased $9.4 million, or 15.3%, from $61.3 million in the first six months of fiscal 1998 to $70.7 million in the first six months of fiscal 1999. Packaging sales increased $0.4 million, or .8%, from $52.8 million in the first six months of fiscal 1998 to $53.2 million in the first six months of fiscal 1999, primarily as a result of higher volume including sales of new products to a new customer. Promotional sales increased $9.0 million, or 105.3%, from $8.5 million in the first six months of fiscal 1998 to $17.5 million in the first six months of fiscal 1999, due to higher volume including sales of a new product to existing customers.

     GROSS PROFIT: Gross profit increased $2.8 million, from $11.1 million in the first six months of fiscal 1998 to $13.9 million in the first six months of fiscal 1999 due to higher sales. Gross margins increased from 18.1% in the first six months of fiscal 1998 to 19.7% in the first six months of fiscal 1999 primarily due to higher plant utilization resulting from the higher level of sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased slightly by $.1 million from $2.9 million in the first six months of fiscal 1998 to $3.0 million in the first six months of fiscal 1999, but decreased as a percentage of net sales from 4.8% to 4.2% due to the higher level of sales.

     OPERATING INCOME: Operating income increased $2.8 million, from $7.8 million, or 12.7% of net sales, in the first six months of fiscal 1998 to $10.6 million, or 14.9% of net sales, in the first six months of fiscal 1999 due to the reasons noted above.

     INCOME TAXES: Income taxes increased $1.2 million, from $0.4 million in the first six months of fiscal 1998, to $1.6 million in the first six months of fiscal 1999. The Company's effective state and Federal tax rate was 43% in the first six months of fiscal 1998 and 1999.

     NET INCOME: For the reasons noted above, net income increased $1.6 million, from $0.6 million in the first six months of fiscal 1998 to $2.2 million in the first six months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

PRI issued $110.0 million in Senior Secured Notes due 2003 (the "Senior Secured Notes") in May 1996. In conjunction with this transaction, the Company also entered into a credit agreement (the "Credit Agreement") that, subject to certain borrowing conditions and limitations, provides for borrowings of up to $20.0 million under a Revolving Commitment. On August 5, 1998 the Credit Agreement was amended, subject to certain borrowing conditions and limitations, to provide for additional borrowings of up to $10.0 million. This additional borrowing capacity will allow PRI to finance, in part, the purchase of equipment for use by PRI in its promotional cup and packaging business. As of August 31, 1998, there were no outstanding borrowings under the Credit Agreement.

Cash provided by operating activities increased to $9.8 million in the first six months of fiscal 1999 from $6.8 million in the comparable period of fiscal 1998. The increase resulted primarily from a $1.6 million increase in net income and increases from other working capital items, partially offset by a change in other assets for deposits made on equipment to be delivered to PRI at a later date.

Capital expenditures were $5.1 million and $14.3 million for the first six months of fiscal 1998 and 1999, respectively. These expenditures, which will expand production capacity and reduce costs, included (i) the addition of new production lines and printing equipment, (ii) the expansion of the Company's manufacturing space and (iii) the engineering and manufacture of new production molds. PRI's estimated capital expenditures for the balance of fiscal 1999 are expected to exceed $20.0 million.

In June 1998 the Company entered into a long-term operating lease agreement on a building in Phoenix, Arizona. This additional facility will expand production capacity and will be used for the manufacture, warehouse and distribution of PRI's products. The plant is expected to be operational in the fourth quarter of fiscal 1999.

Although there can be no assurances, the Company anticipates that its operating cash flow along with the borrowings available under the Credit Agreement, will be sufficient to meet its current operating expenses, projected capital expenditures and debt service requirements as they become due.

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

IMPACT OF THE YEAR 2000 ON THE COMPANY'S OPERATIONS

The Company has commenced modifications to its software systems related to the impact of the year 2000 on such systems and such modifications are currently expected to be completed before the year 2000. The Company estimates that the cost of bringing its existing systems into compliance for the year 2000 will not be material. While the Company can make no assurances as to the impact of the year 2000 on its operations, it currently anticipates that any adverse consequences of the year 2000 on the Company's software systems will not create a significant disruption to the Company's operations and that remedial costs, if any, are not anticipated to be material.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          N/A

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          N/A

ITEM 2.   CHANGES IN SECURITIES
          N/A

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          N/A

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          N/A

ITEM 5.   OTHER INFORMATION
          N/A

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) EXHIBITS: The following exhibit is included in this Report on
                        Form 10-Q:
                     4.3A Fifth Amendment dated as of August 5, 1998 to the
                          Credit Agreement dated as of May 17, 1996 among PRI, the lenders signatory thereto and LaSalle National Bank, as administrative agent.
                    27.1  Financial Statement Schedule
          (b) REPORTS ON FORM 8-K: The Company did not file any reports on
                                   Form 8-K during the three months ended
                                   August 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PACKAGING RESOURCES INCORPORATED
                              Registrant



Date October 7, 1998          /s/  Jerry J. Corirossi
                              ---------------------------------
                              Jerry J. Corirossi
                              Vice President, Finance and Administration
                              and Chief Financial Officer and duly
                              authorized officer