Form 10-Q
period 1998-11-30
PACKAGING RESOURCES INC
filed 1999-01-11
CIK 825790

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-Q


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1998
                               -----------------------------------------------
                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_____________________________
Commission file number 333-05885
                       ---------

                          Packaging Resources Incorporated
               -----------------------------------------------------
               (Exact name of registrant as specified in its charter)


           Delaware                                    36-3321568
-------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


One Conway Park, 100 Field Drive, Suite 300, Lake Forest, Illinois      60045
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

As of December 31, 1998, the issuer had outstanding 1,000 shares of Common
                     Stock, $.01 par value per share.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                        PACKAGING RESOURCES INCORPORATED
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                      Three Months Ended         Nine Months Ended
                                                         November 30                 November 30
                                                     ---------------------      ---------------------
                                                       1998         1997          1998         1997
                                                     -------       -------      --------      -------
Net sales                                            $34,615       $29,345      $105,287      $90,644

Cost of goods sold                                    28,723        24,181        85,491       74,394
                                                     -------       -------      --------      -------
Gross profit                                           5,892         5,164        19,796       16,250

Selling, general & administrative expenses             1,553         1,457         4,538        4,398
Amortization of intangibles and other assets             178           178           534          534
                                                     -------       -------      --------      -------
Operating income                                       4,161         3,529        14,724       11,318

Interest expense                                       3,430         3,387        10,207       10,192
                                                     -------       -------      --------      -------
Income before income taxes                               731           142         4,517        1,126

Income tax expense                                       314            61         1,942          482
                                                     -------       -------      --------      -------
Net income                                              $417           $81        $2,575         $644
                                                     -------       -------      --------      -------
                                                     -------       -------      --------      -------

See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                                 BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                   November 30,       February 28,
                                                      1998               1998
                                                   ------------       ------------
                                                    (Unaudited)
ASSETS
   Current assets:
     Cash and cash equivalents                      $  2,932           $  7,929
     Accounts receivable, net                         11,428             13,549
     Inventories                                      21,894             20,529
     Other current assets                              1,110              1,158
                                                    --------           --------
   Total current assets                               37,364             43,165

   Property, plant, and equipment, net                71,808             52,181
   Intangibles, net                                   19,259             19,793
   Other assets                                        6,224              5,940
                                                    --------           --------
                                                    $134,655           $121,079
                                                    --------           --------
                                                    --------           --------
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
   Current liabilities:
     Accounts payable                               $ 10,479           $  7,044
     Accrued expenses                                  9,291             10,649
                                                    --------           --------
   Total current liabilities                          19,770             17,693

   Long-term debt, excluding current maturities      117,500            110,000
   Deferred income taxes                               9,228              7,804
                                                    --------           --------
   Total liabilities                                 146,498            135,497

   Stockholder's equity (deficit):
     Common stock, $.01 par value.  1,000 shares
       authorized, issued, and outstanding                 -                   -
     Accumulated deficit                             (11,843)           (14,418)
                                                    --------           --------
   Total stockholder's equity (deficit)              (11,843)           (14,418)
                                                    --------           --------
                                                    $134,655           $121,079
                                                    --------           --------
                                                    --------           --------

See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                          Nine Months Ended
                                                             November 30
                                                      -------------------------
                                                       1998                1997
                                                       ----                ----
Cash flows from operating activities:
   Net income                                         $2,575               $644
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                    7,316              6,451
      Deferred income taxes                            1,424                475
      Other, net                                         244                  -
      Change in assets and liabilities:
          Change in current assets                       804                297
          Change in current liabilities                2,077             (1,513)
          Change in other assets                        (783)            (1,300)
-------------------------------------------------------------------------------
Net cash provided by operating activities             13,657              5,054
-------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                              (26,154)            (6,500)
   Proceeds from sale of leased equipment                  -                750
-------------------------------------------------------------------------------
Net cash used in investing activities                (26,154)            (5,750)
-------------------------------------------------------------------------------
Cash flows from financing activities:
   Borrowings under credit agreement                   7,500                  -
   Payments of promissory notes                            -               (950)
-------------------------------------------------------------------------------
Net cash provided by (used in) financing activities    7,500               (950)
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents             (4,997)            (1,646)
Cash and cash equivalents at beginning of period       7,929              6,154
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $2,932             $4,508
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Supplemental disclosure of cash flow
  information - cash paid for:
     Interest                                        $12,871            $12,899
     Income taxes                                       $518               $167
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See accompanying notes to financial statements.

                          PACKAGING RESOURCES INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1)  BASIS OF PRESENTATION

The balance sheet as of November 30, 1998 and the statements of operations for the three and nine month periods ended November 30, 1998 and the statement of cash flows for the nine months ended November 30, 1998 have been prepared by Packaging Resources Incorporated ("PRI" or the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial results for the interim periods included herein have been made. The results of operations for the three and nine month periods ended November 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

RESULTS OF OPERATIONS- THREE MONTH PERIOD ENDED NOVEMBER 30, 1998 COMPARED TO
               THE THREE MONTH PERIOD ENDED NOVEMBER 30, 1997

     NET SALES: Net sales increased $5.3 million, or 18.0%, from $29.3 million in the third quarter of fiscal 1998 to $34.6 million in the third quarter of fiscal 1999. Packaging sales increased $0.4 million, or 1.6%, from $27.0 million in the third quarter of fiscal 1998 to $27.4 million in the third quarter of fiscal 1999, primarily due to new sales of food storage containers to SC Johnson Wax which are sold under the "Ziploc" brand name that were partially offset by lower selling prices related to declining resin prices. Promotional sales increased $4.9 million, or 205.3%, from $2.3 million in the third quarter of fiscal 1998 to $7.2 million in the third quarter of fiscal 1999, due to higher volume including sales of the Company's new 32 oz. polystyrene "Cruiser Cup" to Tricon Global Restaurants, Inc.

     GROSS PROFIT: Gross profit increased $0.7 million, from $5.2 million in the third quarter of fiscal 1998 to $5.9 million in the third quarter of fiscal 1999 due to higher sales. Gross margins decreased slightly from 17.6% in the third quarter of fiscal 1998 to 17.0% in the third quarter of fiscal 1999 primarily due to higher depreciation expense related to the increased capital spending.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $1.5 million in the third quarter of fiscal 1998 remained constant in the third quarter of fiscal 1999, but decreased as a percentage of net sales from 5.0% to 4.5% due to the higher level of sales.

     OPERATING INCOME: Operating income increased $0.6 million, from $3.5 million, or 12.0% of net sales, in the third quarter of fiscal 1998 to $4.1 million, or 12.0% of net sales, in the third quarter of fiscal 1999 due to the higher level of sales.

     INCOME TAXES: Income taxes increased $0.2 million, from $0.1 million in the third quarter of fiscal 1998 to $0.3 million in the third quarter of fiscal 1999, due to higher earnings. The Company's effective state and Federal tax rate was 43% in the third quarters of fiscal 1998 and 1999.

     NET INCOME: For the reasons noted above, net income increased $0.3 million, from $0.1 million in the third quarter of fiscal 1998 to $0.4 million in the third quarter of fiscal 1999.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA):
For the reasons noted above, EBITDA increased $1.2 million, or 21.8%, from $5.5 million in the third quarter of fiscal 1998 to $6.7 million in the third quarter of fiscal 1999.

RESULTS OF OPERATIONS- NINE MONTH PERIOD ENDED NOVEMBER 30, 1998 COMPARED TO THE
               NINE MONTH PERIOD ENDED NOVEMBER 30, 1997

     NET SALES: Net sales increased $14.7 million, or 16.2%, from $90.6 million in the first nine months of fiscal 1998 to $105.3 million in the first nine months of fiscal 1999. Packaging sales increased $0.8 million, or 1.1%, from $79.8 million in the first nine months of fiscal 1998 to $80.6 million in the first nine months of fiscal 1999, primarily due to new sales of food storage containers to SC Johnson Wax which are sold under the "Ziploc" brand name that were partially offset by lower selling prices related to declining resin prices. Promotional sales increased $13.8 million, or 127.0%, from $10.9 million in the first nine months of fiscal 1998 to $24.7 million in the first nine months of fiscal 1999, due to higher volume including sales of the Company's new 32 oz. polystyrene "Cruiser Cup" to Tricon Global Restaurants, Inc.

     GROSS PROFIT: Gross profit increased $3.6 million, from $16.2 million in the first nine months of fiscal 1998 to $19.8 million in the first nine months of fiscal 1999 due to higher sales. Gross margins increased from 17.9% in the first nine months of fiscal 1998 to 18.8% in the first nine months of fiscal 1999 primarily due to higher plant utilization resulting from the increased sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased slightly by $0.1 million from $4.4 million in the first nine months of fiscal 1998 to $4.5 million in the first nine months of fiscal 1999, but decreased as a percentage of net sales from 4.9% to 4.3% due to the higher level of sales.

     OPERATING INCOME: Operating income increased $3.4 million, from $11.3 million, or 12.5% of net sales, in the first nine months of fiscal 1998 to $14.7 million, or 14.0% of net sales, in the first nine months of fiscal 1999 due to the reasons noted above.

     INCOME TAXES: Income taxes increased $1.4 million, from $0.5 million in the first nine months of fiscal 1998, to $1.9 million in the first nine months of fiscal 1999, due to higher earnings. The Company's effective state and Federal tax rate was 43% in the first nine months of fiscal 1998 and 1999.

     NET INCOME: For the reasons noted above, net income increased $2.0 million, from $0.6 million in the first nine months of fiscal 1998 to $2.6 million in the first nine months of fiscal 1999.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA):
For the reasons noted above, EBITDA increased $4.3 million, or 25.0%, from $17.2 million in the first nine months of fiscal 1998 to $21.5 million in the first nine months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

PRI issued $110.0 million in Senior Secured Notes due 2003 (the "Senior Secured Notes") in May 1996. In conjunction with this transaction, the Company also entered into a credit agreement (the "Credit Agreement") that, subject to certain borrowing conditions and limitations, provides for borrowings of up to $20.0 million under a Revolving Commitment. On August 5, 1998 the Credit Agreement was amended, subject to certain borrowing conditions and limitations, to provide for additional borrowings of up to $10.0 million. This additional borrowing capacity will allow PRI to finance, in part, the purchase of equipment for use in the Company's promotional cup and packaging business. As of November 30, 1998, there was $7.5 million of outstanding borrowings under the Credit Agreement.

Cash provided by operating activities increased to $13.7 million in the first nine months of fiscal 1999 from $5.1 million in the comparable period of fiscal 1998. The increase resulted primarily from a $2.0 million increase in net income, a $0.9 million increase in depreciation due to the higher level of capital spending, a $0.9 million increase in deferred taxes and a $4.1 million increase from changes in working capital.

Capital expenditures were $6.5 million and $26.2 million for the first nine months of fiscal 1998 and 1999, respectively. These expenditures, which will expand production capacity and reduce costs, included (i) the addition of new production lines and printing equipment, (ii) the expansion of the Company's manufacturing space and (iii) the engineering and manufacture of new production molds. PRI's estimated capital expenditures for the balance of fiscal 1999 are expected to exceed $10.0 million.

In June 1998 the Company entered into a long-term operating lease agreement for a building in Phoenix, Arizona. This additional facility will expand production capacity and will be used for the manufacture, warehouse and distribution of PRI's products. The plant is expected to be operational in the fourth quarter of fiscal 1999.

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

RECENT DEVELOPMENTS

The Company has recently commenced significant new business with both existing and new customers. In June 1998, PRI began serving as the sole supplier of food storage containers to SC Johnson Wax which are sold under the "Ziploc" brand name under a contract that expires in June 2001. In June 1998, the Company began serving as the majority supplier to Tricon Global Restaurants, Inc., under a contract that expires on May 31, 2000, for a 32 oz. polystyrene "Cruiser Cup" that has been introduced nationally in the Taco Bell chain of restaurants. This new disposable plastic cup is available for soft drinks and replaces paper cups. In addition, the Company has recently entered into a five year agreement with PepsiCo Inc. for PRI to be the sole supplier of a new three-piece Twist 'N Go beverage container that will be sold as a cup designed specifically for the take-out market. Shipments of this new container are expected to commence in the summer of 1999.

The Dannon Company, Inc. ("Dannon") elected not to renew its agreements with PRI relating to the supply of four and six ounce yogurt containers that expired on December 31, 1998. These containers did not constitute a material portion of the Company's net sales during the nine months ended November 30, 1998. Dannon has also advised the Company that PRI will no longer serve as a supplier of Dannon's eight ounce yogurt containers after the expiration of the current
supply agreement for this product in December 1999.   The Dannon eight ounce
container accounted for approximately 13% of the Company's net sales during the nine months ended November 30, 1998.

As previously reported, the Company's existing agreement relating to the supply of six ounce yogurt containers to Yoplait U.S.A., a division of General Mills, Inc. ("Yoplait"), will expire in December 1999 and will not be extended or renewed. Yoplait six ounce containers accounted for approximately 20% of the Company's net sales during the nine months ended November 30, 1998. The Company will continue to serve as the sole supplier of Yoplait's four ounce container under a contract that expires in February 2003.

Although there can be no assurances, PRI expects that the aforementioned new business will more than offset its loss of business with Yoplait and Dannon.

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

ITEM 1.    LEGAL PROCEEDINGS
           N/A

ITEM 2.    CHANGES IN SECURITIES
           N/A

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           N/A

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           N/A

ITEM 5.    OTHER INFORMATION
           N/A

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) EXHIBITS: The following exhibits are included in this Report on Form 10-Q:
               27.1 Financial Statement Schedule
          (b) REPORTS ON FORM 8-K: The Company did not file any reports on Form 8-K during the three months ended November 30, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PACKAGING RESOURCES INCORPORATED
                            Registrant



Date  January 11, 1999      /s/  Jerry J. Corirossi
     ------------------     ---------------------------------------------------
                            Jerry J. Corirossi
                            Executive Vice President, Finance and
                            Administration and Chief Financial Officer and duly
                            authorized officer