Form 10-K
period 1999-02-28
PACKAGING RESOURCES INC
filed 1999-05-28
CIK 825790

--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                  ---------------

                                      FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                             --------------------------

For the fiscal year ended February 28, 1999                 Commission file
                                                            number 333-05885


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

                           ------------------------------

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                       None.

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                       None.

                          -------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X               No
   --------              -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of May 28, 1999, 1,000 shares of the registrant's common stock, $0.01 par value per share, were outstanding. None of the outstanding shares were held by non-affiliates.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Certain exhibits set forth in Item 14 of Part IV are incorporated by reference to the registrant's Registration Statement on Form S-1 (Commission File No. 333-05885) filed on June 13, 1996, Annual Report on Form 10-K (Commission File No. 333-05885) filed on May 28, 1998 and Quarterly Report on Form 10-Q (Commission File No. 333-05885) filed on October 7, 1998.

--------------------------------------------------------------------------------

                                 TABLE OF CONTENTS



                                       PART I


                                                                           Page
                                                                            No.
                                                                          -----
Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  8

Item 4.   Submission to Matters to Vote of Security Holders . . . . . . . .  8

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . .  9

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . . 10

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk. . . . 15

Item 8.   Financial Statements and Supplementary Data . . . . . . . . . . . 16

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . 16

                                      PART III

Item 10.  Directors and Executive Officers of the Registrant. . . . . . . . 16

Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 18

Item 12.  Security Ownership of Certain Beneficial Owners and Management. . 20

Item 13.  Certain Relationships and Related Transactions. . . . . . . . . . 21

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K . 23

                                    PART I


ITEM 1.  BUSINESS.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements as that term defined in the Private Securities Litigation Reform Act of 1995. PRI has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to risks and uncertainties, including, among other things:

     -    PRI's reliance on key customers and supply agreements
     - Trends and conditions in the rigid plastic packaging and plastic beverage cup industries, including fluctuations in resin costs
     -    PRI's substantial debt
     -    PRI's future capital needs and
     -    PRI's ability to compete

     PRI undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, actual results may differ materially from those reflected in any forward-looking events.

General

     Packaging Resources Incorporated (the "Company" or "PRI") is a leading developer, manufacturer and marketer of rigid plastic food packaging, serving primarily as a supplier of customized containers for national branded consumer products. The Company is the largest domestic manufacturer of shelf stable, multi-layer (impermeable to air and moisture) containers for nutritional supplements, frosting containers and reusable/disposable food storage containers. The Company also is the largest domestic designer and manufacturer of promotional beverage cups in the United States, marketing these products primarily to the fast-food and beverage industries. For the fiscal year ended February 28, 1999, the Company generated net sales of $136.6 million. Approximately 78% of the Company's net sales in such period were attributable to rigid plastic food packaging and 22% to promotional beverage cups.

     The Company's food packaging products are sold to over 200 customers, including manufacturers of national branded food, dairy and pharmaceutical products such as General Mills, Inc. ("General Mills"), including its Yoplait U.S.A. division ("Yoplait"), The Dannon Company, Inc. ("Dannon"), Ross Laboratories ("Ross Labs"), a division of Abbott Laboratories, Inc. ("Abbott Labs"), The Haagen Dazs Company, Inc. ("Haagen Dazs"), Pillsbury Company ("Pillsbury") and S.C. Johnson & Son, Inc. ("S.C. Johnson"). The Company is a major supplier of promotional beverage cups to over 250 companies in the fast-food, sports stadium and beverage industries, including McDonald's, Coca-Cola, Pepsi, Tricon Restaurant Services Group, Inc. ("Tricon"), Aramark and Burger King.

     PRI was formed as a Delaware corporation in 1984. In 1993, PRI became a wholly-owned subsidiary of Packaging Resources Group, Inc. ("Group"), a Delaware corporation that was formed at such time.

PRODUCTS AND CUSTOMERS

     The Company's products are divided into two categories: rigid plastic food packaging and promotional beverage cups.

RIGID PLASTIC FOOD PACKAGING

     The Company serves a number of niche markets within the rigid plastic food packaging industry with products that include various sizes of refrigerated yogurt containers, multi-layer containers for nutritional supplements and infant formula, frosting cans and lids and reusable/disposable food storage containers. The Company also produces containers and lids for manufacturers of cream and ricotta cheeses, whipped toppings, concentrated soup bases, ice cream, coffee and snack products.

     The Company sells its food packaging products to over 200 customers throughout the United States, including the following manufacturers of nationally branded products:


                General Mills           Ross Labs (a division of Abbott Labs)
             The Dannon Company         Yoplait (a division of General Mills)
                  Pillsbury             Haagen Dazs (a division of Pillsbury)
           S.C. Johnson & Son, Inc.

     The Company supplies substantially all of the single-serving yogurt containers used by Yoplait and all of the eight ounce yogurt containers used by Dannon. The Company is the sole source supplier of the multi-layer plastic container used by Ross Labs for its ENSURE-Registered Trademark-nutritional supplement and SIMILAC-Registered Trademark- infant formula product lines. The Company is also the sole supplier of plastic frosting cans and lids for Pillsbury and General Mills. In June 1998, PRI also began serving as the sole supplier to S.C. Johnson of reusable/disposable food storage containers which are sold under the ZIPLOC-Registered Trademark-brand name. General Mills (including Yoplait), Dannon and Ross Labs represented approximately 26%, 15% and 13%, respectively, of the Company's total net sales in the fiscal year ended February 28, 1999. On December 31, 1999, the supply agreements relating to the Yoplait six ounce and Dannon eight ounce yogurt containers will terminate without being extended. The Company will, however, continue providing four ounce yogurt containers to Yoplait through 2003. See "Marketing and Sales".

PROMOTIONAL BEVERAGE CUPS

     In June 1998, the Company began serving as the majority supplier to Tricon for a 32 ounce thermoform "Cruiser Cup" that has been introduced nationally in the Taco Bell chain of restaurants. This new disposable plastic cup is available for soft drinks and replaced all 32 ounce paper cups in the Taco Bell-Registered Trademark- system.

     In addition, the Company has recently entered into a five year agreement with PepsiCo Inc. for PRI to be the sole supplier of a new Twist 'N Go-Registered Trademark- beverage container that will be sold as a cup designed specifically to capture the fountain beverage take-out market. Shipments of this new container are expected to commence in the summer of 1999.

     The Company is also engaged in the design, manufacture and marketing of a wide assortment of injection molded promotional beverage cups ranging in size from 12 ounces to 64 ounces. Promotional beverage cups are marketed directly to fast-food and beverage companies, such as McDonald's, Burger King, Jack-in-the-Box, Coca-Cola, Pepsi and Tricon, as well as to specialty distributors for resale to fast-food and beverage companies, sports stadiums, movie theaters and food service companies.

MARKETING AND SALES

     The Company directs its sales effort by utilizing its technical expertise, diverse production capabilities (injection molding and linear melt phase thermoforming ("thermoforming")), graphics capabilities and marketing expertise to serve the needs of its new and existing customers. The Company's comprehensive, multiple-channel sales and marketing approach includes both the personnel in its technical centers (production/graphic) as well as its direct sales force. Sales representatives marketing rigid plastic food packaging solutions focus on companies that supply national branded consumer products, while representatives selling promotional beverage cups focus on soft drink manufacturers/distributors, fast food chains and stadium promoters.

     A substantial portion of PRI's sales are made pursuant to multi-year supply agreements. The following table summarizes key aspects of certain major supply agreements.


CUSTOMER                                PRODUCT                                  EXPIRATION DATE

Ross Products Division of Abbott        Ensure, Isomil and Similac               February, 2001
Laboratories                            plastic cans

S.C. Johnson & Son, Inc.                Ziploc -Registered Trademark-            June, 2003 (1)
                                        containers and lids

General Mills Operations, Inc.          Six-ounce cups                           December, 1999 (2)
(Yoplait)

General Mills Operations, Inc.          Four-ounce multi-pack cups               February, 2003
(Yoplait)

The Dannon Company, Inc.                Eight-ounce cups                         December, 1999 (2)

Tricon Restaurant Services Group,       32 oz. polystyrene cruiser cups          May, 2000 (4)
Inc. (3)                                and lids

Pepsi-Cola Company                      Twist N' Go-Registered                   October, 2003 (5)
                                        Trademark- containers


     (1) PRI commenced full-scale production under this agreement in June, 1998.
     (2) PRI has been advised that this agreement will not be extended or renewed upon termination. The Dannon eight-ounce cups and Yoplait six-ounce cups accounted for approximately 13% and 20%, respectively, of the Company's net sales during fiscal 1999.
     (3) Tricon Restaurant Services Group, Inc. is made up of the Pizza Hut, Taco Bell and Kentucky Fried Chicken restaurant chains.
     (4) PRI commenced full-scale production under this agreement in June, 1998.
     (5) PRI expects to commence full-scale production under this agreement in the Summer of 1999.

The prices provided for in these supply agreements generally are based on volume levels and are subject to (i) adjustments for increases or decreases in resin prices and (ii) annual negotiated adjustments relating to cost elements other than resin price. Certain of these agreements also contain minimum volume purchase requirements by customers. The products manufactured under these agreements generally require the use of proprietary tooling and molds, some of which PRI owns. In certain cases, the tooling and molds PRI owns are subject to purchase options which may be exercised by the customer upon termination of the applicable supply agreement. Certain of these supply agreements prohibit PRI from selling similar containers to the customer's competitors during the respective terms of such agreements. All of PRI's supply agreements require it to satisfy certain product quality standards. While PRI anticipates that, except as noted above, it will be able to extend or renew its existing supply agreements upon their expiration, no assurance can be given that PRI will be able to do so or that the terms of any such extension or renewal will be as favorable to PRI.

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

     Injection molding involves the injection of molten plastic into multi-cavity male and female molds at extremely high temperatures and the application of pressure to force the plastic to take the desired form. The Company operates high speed injection molding machines utilizing modern multi-cavity hot and cold runner molds. The Company's four 660 ton clamp capacity injection molding machines are designed specifically to produce lightweight, thin-walled parts and are among the most technologically advanced machines of their kind. They are controlled by micro-processors that provide statistical process control and state-of-the-art diagnostic capabilities. Recently, the Company also purchased eight new 750 ton injection molding machines designed specifically to produce the components for the new Twist N' Go-Registered Trademark- beverage container for PepsiCo Inc. The Company has the in-house capability to design, test and produce production molds for its injection molding machines.

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

     When employed in conjunction with co-extrusion, thermoforming permits the manufacture of shelf stable plastic containers with excellent rigidity and heat resistance properties. Under this process, materials that combine to incorporate the precise properties required by the customer are co-extruded into a multi-layer sheet and then thermoformed into a container. In the manufacture of shelf stable plastic packaging, the co-extruded sheet contains co-polymer materials such as vinyl alcohol which effectively prevents gas and moisture from permeating a container. The Company's thermoforming lines are used principally in the manufacture of yogurt containers, packaging for nutritional supplements and infant formula, reusable/disposable food storage containers, and promotional drink cups. The Company believes that its thermoforming and co-extrusion abilities are among the most advanced in the rigid plastic food packaging industry.

     The Company has the ability to produce state-of-the-art graphics on its' packaging and promotional cups. The Company uses advanced computer technology and color processing to create photograph-like images on pre-formed plastic containers and cups. Also, the Company has the technology and high-speed equipment to attach labels, including lenticular labels which provide live action video or animation on a cup, or souvenir cards to plastic cups.

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

     The Company's manufacturing operations are conducted in five facilities. The Company's geographic coverage and the proximity of its facilities to major customers reduce transportation costs and enable the Company to more effectively serve its customers, many of which maintain "just-in-time" inventory systems.

TECHNICAL CENTERS

     The Company's two technical centers feature extensive in-house design, engineering, tooling, prototype production and processing capabilities utilizing CAD/CAM technology. In addition to overseeing the ongoing maintenance and performance of the Company's manufacturing operations, these technical centers provide key support for the Company's marketing efforts. In this regard, the Company's in-house design and production engineers work closely with existing and potential customers in the preliminary stages of product design and development, in many instances using single cavity thermoforming and injection molding machines which are dedicated to product research and development to test prototype molds and packaging parts. Substantially all of the production molds used by the Company's injection molding and thermoforming operations are designed and manufactured/assembled at the Company's technical centers in New Vienna, Ohio and Coleman, Michigan. In the fiscal year ended February 28, 1999, the Company spent approximately $2.5 million on research and development activities. Management believes that the Company's in-house design, engineering and graphics capabilities are among the most extensive and sophisticated in the industry and significantly reduce the Company's tooling and equipment costs as well as product development time.

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

     The Company's main competitors in the rigid plastic packaging business are Landis Plastics, Inc., PolyTainer Inc. and Fabri-Kal Corp. In the promotional beverage cup business, the Company's principal competitors are Berry Plastics, Pescor, Sweetheart Cup Company, Inc., and Whirley Industries, Inc.

RAW MATERIALS

     The raw materials used by the Company for the manufacture of plastic containers and beverage cups are primarily resins in pellet form such as polyethylene, polypropylene and polystyrene. The Company's resin supplies are purchased under agreements with several suppliers for unspecified quantities. The price the Company pays for resin is determined at the time of purchase. The Company believes that its resin volume requirements are among the largest in the industry, and that its ability to purchase such materials in large quantity shipments enables it to obtain favorable pricing.

     Most of the plastic resins used by the Company are available from a variety of sources. The Company's current supply agreement with Ross Labs requires that it purchase one of several of the resins required for the shelf stable, multi-layer containers that the Company manufactures for Ross Labs exclusively from Exxon Corporation ("Exxon"). During the fiscal year ended February 28, 1999, this resin accounted for approximately 4.7% of the resins purchased by the Company. The Company has relied on Exxon as the sole source supplier of this particular resin since it began manufacturing products for Ross Labs in 1991 and has no reason to believe that Exxon will not continue to supply the Company with this resin. However, there can be no assurance that Exxon will be able to continue to supply the Company with adequate amounts of this resin on a timely basis in the future to allow the Company to meet its production requirements for Ross Labs containers. The unanticipated loss of Exxon as a supplier or a delay in its shipments could have a material adverse effect on the Company's business, financial condition and results of operations. PRI maintains a renewable one-year supply contract with Exxon which is scheduled to expire on February 29, 2000. With the exception of its relationship with Exxon, the Company does not believe that it is materially dependent upon any single source for any of its raw materials. The Company anticipates that it will be able to purchase sufficient quantities of resin for the foreseeable future. However, should any of its suppliers fail to deliver under their arrangements, the Company would be forced to purchase raw materials on the open market, and no assurances can be given that it would be able to make such purchases at prices which would allow it to remain competitive.

     Over 75% of the Company's net sales in the fiscal year ended February 28, 1999 were made pursuant to multi-year customer supply agreements that generally allow the Company to pass through increases in resin prices (and obligate the Company to pass on resin price decreases) to customers. The risk associated with resin price fluctuations in beverage cup sales not under long-term contracts is mitigated in many instances by the relatively short time period between product order and delivery (approximately 3 to 6 weeks).

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

EMPLOYEES

     As of February 28, 1999, the Company had approximately 1,004 employees, of which 922 were engaged in production or production support, 48 in research, development and engineering, 19 in marketing and sales and 15 in corporate management and administration. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES.

     The Company's operations are conducted through five facilities in five states within the United States. The Company's principal executive offices are located in Lake Forest, Illinois and are leased by the Company. The Company's facilities are designed to provide for efficient manufacturing, material handling and storage of its products and no facility is materially underutilized. Management believes that substantially all of the Company's property and equipment is in good condition and that it has sufficient capacity to meet its current manufacturing and distribution requirements.

     The following table provides certain information regarding the Company's operating facilities.



                                   BUILDING
   FACILITY           OWNERSHIP    SQ. FEET         FUNCTION                      LEASE EXPIRATION
  Coleman, MI            Owned      148,000     Manufacturing/Technical Center             _
  Kansas City, MO       Leased      280,000     Manufacturing                     October 31, 2005
  Mt. Carmel, PA         Owned      142,000     Manufacturing                              _
  New Vienna, OH         Owned      292,000     Manufacturing/Technical Center             _
  Phoenix, AZ           Leased      178,000     Manufacturing                      August 31, 2008


     The Company owns a 40,000 square foot building in Ft. Worth, Texas that is currently for sale. In addition, the Company is a lessee under a lease for a 133,000 square foot manufacturing facility that PRI formerly occupied in Cedar Grove, New Jersey. PRI has entered into a sub-lease with respect to the Cedar Grove facility that is scheduled to expire concurrently with the Company's underlying lease in June 2000.

     The owned facilities in Coleman, Michigan, Ft. Worth, Texas, Mt. Carmel, Pennsylvania, and New Vienna, Ohio are subject to a mortgage, and the leased facilities in Kansas City, Missouri and Phoenix, Arizona are subject to a leasehold mortgage, in favor of the trustee under the Indenture governing the Senior Secured Notes (as defined below) to secure the obligations under such Senior Secured Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the outstanding common stock of the Company is held by Group. All of the outstanding common stock of Group is held by HPH Industries, Ltd. ("HPH"), which is wholly-owned by Howard P. Hoeper, the Chairman of the Board of Directors, Chief Executive Officer and President of Group and PRI. As of February 28, 1999, assuming the exercise of all outstanding warrants to acquire the common stock of Group ("Warrants"), HPH, Apollo Packaging Partners, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("Apollo"), and TCW/Crescent Mezzanine Partners, L.P. ("TCW Partners"), together with TCW/Crescent Mezzanine Trust ("TCW Trust"), would beneficially own 60%, 29.3% and 10.7% of such stock, respectively. TCW Partners and TCW Trust (and together with TCW/Crescent Mezzanine Investment Partners, L.P., the "TCW Entities") are affiliates of Trust Company of the West. The holders of at least 25% of the Warrants (or shares of capital stock of Group obtainable upon exercise of the Warrants) on up to three separate occasions may require Group, subject to certain conditions, to effect the registration of such securities under the Securities Act of 1933, as amended (the "Securities Act"). In addition to such demand registration rights, such holders also may, subject to certain limitations, require Group to register such securities if Group registers any of its equity securities under the Securities Act. See "Certain Relationships and Related Transactions - Equity Registration Rights Agreement."

     Except for a dividend of $31.8 million to the Company's sole stockholder in May 1996 from the net proceeds from the issuance of the Company's Senior Secured Notes (as defined below), no dividends have been declared on the Company's common stock nor does the Company intend to declare any such dividends in the forseeable future. The Indenture governing the Senior Secured Notes and the Credit Agreement (as defined below) restrict the Company's ability to pay dividends in respect of the Company's common stock based on, among other things, the Company's fixed charge coverage ratio and consolidated net income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data are derived from the financial statements of the Company which have been audited by KPMG LLP, independent auditors. The data should be read in conjunction with the financial statements, related notes and other financial information included herein and Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                                  Fiscal Year Ended
                                                             -----------------------------------------------------------------
                                                               Feb. 28       Feb. 28      Feb. 29    Feb. 28     Feb. 28
                                                                1995          1996         1997        1998       1999
                                                              ---------     ---------    --------    -------    -------
                                                                             (dollars in thousands)

STATEMENT OF OPERATIONS DATA:
Net sales                                                     $135,696      $132,852    $120,086    $121,303    $136,558
Cost of goods sold                                             113,928       110,544      98,942      99,998     111,338
                                                               --------      ---------    --------    -------    -------
Gross profit                                                    21,768        22,308      21,144      21,305      25,220
Selling, general and administrative expenses                     8,407         6,864       6,983       5,897       6,244
Amortization of intangibles and other assets                     3,102         2,434         712         712         712
Other expense (a)                                                    -             -           -         800           -
Nonrecurring charge (b)                                          7,257             -           -           -           -
                                                               --------      ---------    --------    -------    -------
Operating income                                                 3,002        13,010      13,449      13,896      18,264
Interest expense                                                 8,503        10,671      12,711      13,580      13,891
                                                               --------      ---------    --------    -------    -------
Income (loss) before income taxes and extraordinary item        (5,501)        2,339         738         316       4,373
Income tax expense (benefit)                                    (1,980)        1,006         491         346       1,880
                                                               --------      ---------    --------    -------    -------
Income (loss) before extraordinary item                         (3,521)        1,333         247         (30)      2,493
Extraordinary item, net (c)                                         -              -      (1,139)          -           -
                                                               --------      ---------    --------    -------    -------
Net income (loss)                                            $  (3,521)      $ 1,333    $   (892)     $  (30)    $ 2,493
                                                               --------      ---------    --------    -------    -------
                                                               --------      ---------    --------    -------    -------
Total Assets                                                 $ 121,966     $ 110,639    $118,207  $  121,079   $ 154,816
                                                               --------      ---------    --------    -------    -------
                                                               --------      ---------    --------    -------    -------
Long-Term Debt                                                $ 77,627      $ 67,174    $110,000  $  110,000   $ 130,668
                                                               --------      ---------    --------    -------    -------
                                                               --------      ---------    --------    -------    -------

OTHER OPERATING DATA:
EBITDA (d)                                                     $20,751       $22,731     $21,488     $22,616     $27,028
Depreciation and amortization (e)                               10,492         9,721       8,039       7,920       8,764
Capital expenditures                                             7,925         3,449       7,629       9,130      32,805
Ratio of earnings to fixed charges (f)                              (g)         1.21x       1.06x       1.02x       1.30x

(a) The other expense in the fiscal year ended February 28, 1998 represents the loss on the sale of the Louisiana, Missouri property.
(b) The nonrecurring charges in the fiscal year ended February 28, 1995 include a charge of $6.4 million relating to the closing and consolidation of certain manufacturing facilities and the write-off of $894 in costs associated with a public debt offering that was not completed by the Company.
(c) The extraordinary item in the fiscal year ended February 28, 1997 represents the write-off of unamortized financing fees and costs and the payment of certain premiums in connection with the refinancing that occurred in May 1996. See Notes 7 and 9 to the Company's financial statements contained herein.
(d) EBITDA represents earnings (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization (excluding amortization of deferred financing costs), adjusted to exclude the other and nonrecurring charges and extraordinary items. EBITDA is presented because such data is used by certain investors to measure a company's ability to service debt. EBITDA should not be considered as an alternative to cash flow from operations as determined under generally accepted accounting principles, and does not necessarily indicate whether cash flow will be sufficient for cash requirements.
(e) Depreciation and amortization as presented excludes amortization of deferred financing costs.
(f) For purposes of this computation, earnings are defined as income before income taxes plus fixed charges. Fixed charges consist of interest (including amortization of deferred financing costs and debt discount or premium) and that portion of rental expense that is representative of interest (deemed to be one-third of operating lease rental expense).
(g) The Company's earnings were inadequate to cover fixed charges for the fiscal year ended February 28, 1995 by $5.5 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company's fiscal year ends on the last day of February in each year. All references in this report to fiscal years refer to the fiscal year of the Company ended in the year indicated. For example, "fiscal 1999" refers to the fiscal year of the Company ended February 28, 1999.

     The Company is a leading developer, manufacturer and marketer of rigid plastic food packaging, serving primarily as a supplier of customized containers for national branded consumer products. The Company is the largest domestic manufacturer of shelf stable, multi-layer (impermeable to air and moisture) containers for nutritional supplements and infant formula, reusable/disposable food storage containers and promotional beverage cups. The promotional beverage cups are marketed primarily to the fast-food and beverage industries. During fiscal 1999, approximately 78% of the Company's net sales were attributable to packaging products and the balance related to sales of beverage cups. The Company expects that over the next year, its net sales will be divided more evenly between food packaging and promotional beverage cups. This shift away from packaging reflects, in part, the anticipated termination of certain business with Dannon and Yoplait and the replacement of this business with sales of promotional beverage cups to customers such as Tricon, Coca-Cola and Pepsi.

     The following table sets forth, for the fiscal years indicated, the income statement of the Company expressed as a percentage of net sales:

                                                                                 1997     1998      1999
                                                                                 ----     ----      ----
 Net sales by product category:
   Packaging products......................................................      90.4%     87.3%    78.3%
   Promotional beverage cups...............................................       9.6%     12.7%    21.7%

Net sales..................................................................      100.0     100.0    100.0
Cost of goods sold.........................................................       82.4      82.4     81.5
                                                                                  ----      ----     ----

Gross profit...............................................................       17.6      17.6     18.5
Selling, general and administrative expenses...............................        5.8       4.9      4.6
Amortization of intangibles................................................        0.6       0.6      0.5
Other expense..............................................................          -       0.6        -
                                                                                   ----     ----      ----
Operating income...........................................................       11.2      11.5     13.4
Interest expense...........................................................       10.6      11.2     10.2
                                                                                  ----      ----     ----

Income before income taxes and extraordinary item..........................        0.6       0.3      3.2

Income tax expense ........................................................        0.4       0.3      1.4
                                                                                   ---       ---      ---

Income before extraordinary item...........................................        0.2       -        1.8
Extraordinary item.........................................................       (0.9)      -         -
                                                                                  ----     ----      ----
   Net income (loss)                                                              (0.7)      -        1.8
                                                                                  ----     ----      ----
                                                                                  ----     ----      ----


RESULTS OF OPERATIONS

     The following discussion represents the analysis by the Company's management of the results of operations for fiscal 1997, 1998 and 1999. This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere.

FISCAL 1999 COMPARED TO FISCAL 1998

     NET SALES. Net sales increased $15.3 million, or 12.6%, from $121.3 million for fiscal 1998 to $136.6 million for fiscal 1999. Packaging sales increased $1.0 million, or 1.0%, from $105.9 million for fiscal 1998 to $106.9 million for fiscal 1999 primarily due to new sales of food storage containers to S.C. Johnson that were partially offset by lower selling prices related to declining resin prices. Net sales to Yoplait increased $1.7 million in fiscal 1999 compared to fiscal 1998, to an aggregate of $30.2 million due to higher unit volume. This increase was offset by a decrease in net sales to Ross Labs of $3.6 million, to an aggregate of $17.4 million, and a decrease in net sales to Dannon of $2.2 million, to an aggregate of $20.8 million, due to lower unit volumes and lower selling prices related to declining resin prices. Promotional sales increased $14.3 million, or 92.9%, from $15.4 million in fiscal 1998 to $29.7 million in fiscal 1999. This increase was due to higher volume including sales of the Company's new 32 ounce polystyrene "Cruiser Cup" to Tricon.

     GROSS PROFIT. Gross profit increased $3.9 million, from $21.3 million for fiscal 1998 to $25.2 million for fiscal 1999 due to higher sales. Gross margin increased from 17.6% in fiscal 1998 to 18.5% in fiscal 1999 primarily due to higher plant utilization resulting from increased sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $5.9 million during fiscal 1998 to $6.2 million for fiscal 1999, but decreased as a percentage of net sales from 4.9% to 4.6% due to the higher level of sales.

     AMORTIZATION EXPENSE. Amortization expense of $0.7 million in fiscal 1999 remained unchanged compared to fiscal 1998.

     OTHER EXPENSE. In fiscal 1998, the Company recorded a $0.8 million loss related to the sale of the Louisiana, Missouri property.

     OPERATING INCOME. Operating income increased $4.4 million, from $13.9 million for fiscal 1998 to $18.3 million for fiscal 1999, and increased as a percentage of net sales from 11.5% to 13.4% due to the reasons noted above.

     INTEREST EXPENSE. Interest expense increased $0.3 million, from $13.6 million in fiscal 1998 to $13.9 million in fiscal 1999. The increase was due to borrowings in fiscal 1999 under the Company's Credit Agreement.

     INCOME TAXES. Income taxes increased from $0.3 million for fiscal 1998 to $1.9 million for fiscal 1999 due to higher earnings. The relationship of income tax expense to income before income taxes was higher in fiscal 1998 due to the provision for state income taxes.

     NET INCOME/(LOSS). For the reasons stated above, net loss was $30 in fiscal 1998 compared to net income of $2,493 in fiscal 1999.

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

     AMORTIZATION EXPENSE. Amortization expense of $0.7 million in fiscal 1998 remained unchanged compared to fiscal 1997.

     OTHER EXPENSE. In February 1998, the Company recorded a $0.8 million loss related to the sale of the Louisiana, Missouri property.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise primarily from capital investments, working capital requirements and interest payments on its indebtedness. The Company has met these liquidity requirements in past fiscal years primarily with funds provided by long-term borrowings, borrowings under the Credit Agreement and cash generated by operating activities.

     PRI issued $110.0 million in Senior Secured Notes due 2003 (the "Senior Secured Notes") in May 1996. The net proceeds from this issuance were used to repay all outstanding borrowings of the then existing senior secured credit facility (the "Old Credit Agreement") of $73.5 million and to fund a dividend of $31.8 million to the sole stockholder of the Company. In conjunction with this transaction, the Company also entered into a credit agreement (the "Credit Agreement") that, subject to certain borrowing conditions and limitations, provided for revolving credit borrowings of up to $20.0 million. During fiscal 1999, the Credit Agreement was amended to permit the Company to borrow an additional $10.0 million under the Credit Agreement through equipment acquisition term loans. On April 27, 1999, the Company further amended the Credit Agreement to increase the revolving credit capacity to a maximum of $22.5 million, and to reduce the amount of available equipment acquisition term loans to $7.5 million. As of February 28, 1999, there was $20.8 million of outstanding borrowings under the Credit Agreement.

     Cash provided by operating activities decreased to $5.7 million for fiscal 1999 from $9.6 million for fiscal 1998. The decrease resulted primarily from deposits made in fiscal 1999 on equipment to be delivered to PRI in fiscal 2000, and spending on equipment which will be purchased by a third party and leased to PRI in fiscal 2000. These deposits and spending more than offset the increased cash provided by higher net income and advanced payments received from customers for certain tooling projects.

     Capital expenditures were $7.6 million, $9.1 million and $32.8 million for fiscal 1997, 1998 and 1999, respectively. These expenditures, which expanded production capacity and reduced costs, include (i) the addition of new production lines and printing equipment, (ii) the expansion of the Company's manufacturing space and (iii) the engineering and manufacture of new production molds. PRI's estimated capital expenditures for fiscal 2000 are expected to range from $15.0 million to $20.0 million and will include new equipment and molds as well as plant modifications.

     During fiscal 1999, cash provided by financing activities was $20.8 million which included $17.0 million borrowed under the Revolving Credit Facility and $3.8 million borrowed through Equipment Acquisition Term Loans.

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

INCOME TAX MATTERS

     At February 28, 1999, the Company had net operating loss carryforwards ("NOL's") of approximately $8.1 million which will expire at various dates from 2004 through 2012. Such NOL's are available to reduce future taxable income for Federal income tax purposes under a tax sharing agreement with HPH. See "Certain Relationships and Related Transactions - Tax Sharing Agreement."

INFLATION

     The principal component of the Company's products is resin. In recent years, resin prices have fluctuated, in part, due to industry capacity, consumption levels of resins and changes in the cost of feed stocks. In the event of significant inflationary pressures, the cost of the Company's raw materials, including resins, may increase. Under supply agreements with customers that accounted for more than 75% of the Company's net sales in fiscal 1999, the Company has the ability to pass through resin price increases (as well as the obligation to credit any resin price decreases). In the case of sales which are not made pursuant to supply agreements containing such pass-through provisions, the Company historically has passed on increases in resin prices (as well as decreases in resin prices) to its customers through price adjustments. Sales prices for promotional beverage cups are generally determined in advance of a promotion and, accordingly, the Company bears the risk of resin price increases while producing such products. Because plastic resin is the principal component in the Company's products, the Company's financial performance is materially dependent on its ability to pass resin price increases on to its customers through contractual arrangements or otherwise. There can be no assurance that a significant increase in resin prices would not negatively impact the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." The Company is required to comply with SFAS 133 beginning in fiscal 2001 and estimates its adoption will not have a material impact on the financial statements.

IMPACT OF THE YEAR 2000 ON THE COMPANY'S OPERATIONS

   The year 2000 ("Y2K") issue refers generally to computer applications using only the last two digits to refer to a year rather than all four digits. As a result, these applications could fail or create erroneous results if they recognize "00" as the year 1900 rather than the year 2000. The Company has taken Y2K initiatives in the areas of information technology and third-party relationships.

   The Company has focused its efforts on the high-risk areas of computer hardware, operating systems and software applications. The principal risks to the Company relating to its information technology are failure to correctly bill customers and pay invoices. However, after completing modifications of its software applications, the Company's assessment and testing of existing equipment revealed that its hardware, network operating systems and software applications are Y2K compliant.

   The Company has third-party relationships with customers and suppliers. Many of these third parties are publicly traded corporations and subject to disclosure requirements. The Company has begun assessment of major third parties' Y2K readiness while simultaneously responding to their inquiries regarding the Company's readiness. The principal risks to the Company in its relationships with third parties are the failure of third-party systems used to conduct business. Based on Y2K compliance work done to date, the Company has no reason to believe that key customers and suppliers will not be Y2K compliant in all material respects or that suppliers cannot be replaced within an acceptable timeframe. Additionally, the Company has obtained or is in the process of obtaining compliance certification from suppliers of key services.

   Contingency plans generally involve the development and testing of manual procedures or the use of alternate systems. Viable contingency plans are difficult to develop for potential third party Y2K failures. Based on the Company's current assessment of Y2K readiness relating to information technology and third parties, the Company has not implemented a Y2K contingency plan to date. However, the Company will continue to assess the need for such a plan.

   Currently, the Company believes its cost to successfully mitigate the Y2K issue has not been and is not anticipated to be material to the Company's financial position or results from operations. However, the Company's description of its Y2K compliance issue is based upon information obtained by management through evaluations of internal business systems and from inquiries of key customers and major suppliers concerning their compliance efforts. If key customers or major suppliers with whom the Company does business fail to adequately address their Y2K issues, the Company's financial position or results from operations could be materially adversely affected.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company is exposed to market risks from changes in interest rates which may adversely affect its results of operations and financial condition.
 The Company seeks to minimize these risks through its regular operating and financing activities.

   The Company engages in neither speculative nor derivative financial or trading activities and is not exposed to market risks from changes in foreign currency exchange rates.

   The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the Credit Agreement (both the equipment acquisition term loans and revolving credit facility) bear interest based on the Lenders' Reference Rate (as defined in the Credit Agreement) or LIBOR Rate plus an applicable margin. See Note 7 to the Company's financial statements. Changes in the Reference Rate or the LIBOR Rate could affect the cost of funds borrowed in the future. Based on borrowings outstanding under the Credit Agreement as of February 28, 1999, the Company estimates that a 1% increase in interest rates would result in an approximate $200,000 increase in annual interest expense.

   The Company's Senior Secured Notes due 2003 are at a fixed interest rate of 11-5/8%. As a result, a change in the fixed rate interest market could change the estimated fair market value of such notes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below is certain information concerning the individuals who are directors and executive officers of the Company as of May 26, 1999.


         NAME          AGE                        POSITION
         ----         ----                        --------
 Howard P. Hoeper       59  Chairman of the Board of Directors, Chief Executive
                            Officer and President
 Jerry J. Corirossi     55  Executive Vice President - Finance &
                            Administration, Chief Financial Officer, Secretary
                            and Director
 Walter C. Riesen       68  Executive Vice President - Research & Development
                            and Director
 Jeffrey E. Parker      49  Vice President - Manufacturing
 John D. Hoeper         31  Director
 Carol Hoeper           42  Director

     Set forth below is a description of the business experience of each director and executive officer of the Company.

     HOWARD P. HOEPER. Mr. Hoeper has been Chairman of the Board, Chief Executive Officer and President of Group since its formation in 1993, and has served as Chairman of the Board and Chief Executive Officer of PRI since 1984. He was also elected President of PRI in 1989.Mr. Hoeper has been elected to serve as Chairman of the Board of each of Group and PRI until the next annual meeting of the stockholders or until his successor is elected and qualified. Mr. Hoeper is the sole shareholder of HPH, which owns all of the outstanding capital stock of Group. Mr. Hoeper is married to Carol Hoeper and the father of John D. Hoeper.

     JERRY J. CORIROSSI. Mr. Corirossi was promoted to Executive Vice President -Finance & Administration, Chief Financial Officer on October 1, 1998 and has been Secretary of the Company since 1989, and has been a Director of Group since its formation in 1993 and a Director of PRI since February 1990. Prior to then he had been Vice President - Finance & Administration, Chief Financial Officer and Secretary of the Company since 1989. Mr. Corirossi shall serve as a director of such companies until the next annual meeting of stockholders or until his successor is elected and qualified. Mr. Corirossi is a Certified Public Accountant and has over twenty-five years of financial managerial experience.

     WALTER C. RIESEN. Mr. Riesen was promoted to Executive Vice President -Research & Development on October 1, 1998 and has been a Director of PRI since March 1999. Prior to then he had been Vice President - Manufacturing (Eastern Operations) since 1989. Mr. Riesen has more than twenty years of experience in the rigid plastics packaging industry with a concentration in the injection molding and pressure forming processes.

     JEFFREY E. PARKER. Mr. Parker was promoted to Vice President - Manufacturing on October 1, 1998. Prior to then he had been Vice President - Packaging Sales since 1997. Mr. Parker joined PRI as the Director of Quality Assurance in 1993 after 18 years in manufacturing and quality assurance at the Tupperware Company. Mr. Parker has more than twenty years of experience in the rigid plastic container industry.

     JOHN D. HOEPER. Mr. Hoeper has been Vice President - Operations, Sales & Marketing of PRI since August 1998 and has been a Director of PRI since March 1999. From 1995 to August 1998 Mr. Hoeper was Director of Marketing. Prior to then he had been Marketing Analyst since 1990. John D. Hoeper is the son of Howard P. Hoeper.

     CAROL HOEPER. Ms. Hoeper has been the Vice President, Development of HPH Industries, Ltd. since July 1996 and has been a Director of PRI since March 1999. Carol Hoeper is married to Howard P. Hoeper.

     Effective April 24, 1998, Mr. Antony P. Ressler and Mr. David B. Kaplan resigned as Directors of PRI. Each of Messrs. Ressler and Kaplan had been designated by Apollo to serve as a Director of PRI in June 1993 pursuant to the Stockholders Agreement (as defined below). See "Certain Relationships and Related Transactions - Stock and Warrant Holders Agreement and Option." Each of Carol Hoeper and John D. Hoeper were elected to replace Messrs. Ressler and Kaplan in accordance with the terms of the Stockholders Agreement.

     Until April 1998, Messrs. Kaplan and Ressler had served as directors of Group and PRI pursuant to the Stock and Warrant Holders Agreement dated as of June 30, 1993 and amended as of September 24, 1996 (the "Stockholders Agreement"), which provides that two individuals designated by Apollo be elected as directors of Group and PRI so long as Apollo owns or has the right to acquire 15% or more of Group's voting securities (or one individual in the event Apollo owns or has the right to acquire between 10% and 14.99% of Group's voting securities). Apollo has not designated replacements for Messrs. Ressler and Kaplan to serve as Directors of Group and PRI. In addition, pursuant to the Stockholders Agreement, certain fundamental corporate actions proposed to be taken by Group or PRI require the approval of any Apollo designees serving as directors. See "Certain Relationships and Related Transactions - Stock and Warrant Holders Agreement and Option." Apollo has given an undertaking to Group that, if Group objects, no such designee will serve as a director of a direct competitor of the Company. Mr. Hoeper has agreed with Apollo and the TCW Entities that he will not compete directly or indirectly with the business carried on by the Company or any of its subsidiaries until the later of (i) two years following cessation of his employment with the Company or its subsidiaries and (ii) the date on which he and the members of his family do not own, directly and indirectly, at least 50% of Group's capital stock.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table summarizes information concerning annual and long-term cash and non-cash compensation paid to or accrued for the benefit of the Chief Executive Officer and each of the three other most highly compensated executive officers of the Company (collectively, the "named executive officers") for all services rendered in all capacities to the Company for fiscal 1999.

                              SUMMARY COMPENSATION TABLE


                                                               OTHER ANNUAL          ALL OTHER
   NAME AND PRINCIPAL POSITION     SALARY     BONUS (1)     COMPENSATION(2),(3)    COMPENSATION (4)
  -----------------------------   --------    ---------     -------------------    -----------------
  Howard P. Hoeper                $397,800    $379,000            $600,000              $5,600
 Chairman of the Board, Chief
   Executive Officer and
   President
  Jerry J. Corirossi               209,300      70,000               _                   5,600
 Executive Vice President -
   Finance & Administration
   and Chief Financial Officer
  Walter C. Riesen                 209,300      70,000               _                   5,600
 Executive Vice President -
   Research & Development
  Jeffrey E. Parker                133,700      23,700               _                   4,700
 Vice President -
   Manufacturing

___________
Notes:

(1) Consists of discretionary bonus awards accrued in fiscal 1999 and paid in fiscal 2000 pursuant to PRI's Bonus Plan. See "Bonus Plan".

(2) The Company does not have restricted stock award plans or long-term incentive plans and has not granted stock appreciation rights.

(3) "Other Annual Compensation" for Mr. Hoeper consists of fees paid by PRI to HPH pursuant to a management agreement. See "Certain Relationships and Related Transactions - Management Agreement." None of the other named executive officers received reportable "Other Annual Compensation" in fiscal 1999.

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

BONUS PLAN

     The Company maintains a cash bonus plan (the "Bonus Plan") for all of its executive officers and for certain other key management personnel. The bonus amount and the extent of participation in the Bonus Plan are discretionary. In the past, bonus awards to employees have been based on various qualitative and quantitative indicators of corporate and individual performance. The amounts of discretionary bonus awards accrued during fiscal 1999 are reflected in the Summary Compensation Table above.

PENSION PLAN

     On September 30, 1985, the Company established a qualified defined contribution pension plan (the "Pension Plan") for the purpose of providing funds to its employees upon their retirement. Participation in the Pension Plan is open to substantially all of the Company's employees. The Pension Plan requires the Company to contribute a specified percentage of an employee's total compensation for each plan year, and such amounts are credited to each employee's individual account on an annual basis. If any employee retires at age 65, or at such later date as permitted under the Pension Plan, then the entire amount of his account becomes 100.0% vested as of that date. The amount in an employee's account will also be fully vested at the time of his death or total permanent disability. Distributions under the Pension Plan may be made in one lump sum payment, in designated installments, in installments based upon an employee's life expectancy at retirement, or in the form of an annuity, at the employee's election. If employment is terminated for any reason other than retirement, death or total and permanent disability, then his account will be deemed to have been 20.0% vested for each year of service. The amounts accrued for the benefit of the named executive officers pursuant to the Pension Plan during fiscal 1999 are reflected in the Summary Compensation Table above.

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

CHANGE OF CONTROL PLAN

     The Board of Directors adopted a Change of Control Plan in May 1999. Approximately 30 officers and managers participate in the plan, including all the individuals listed in the Summary Compensation Table.

     If a change in control (as described below) occurs, the participant is entitled to benefits from PRI. In general, those benefits include: (i) a lump sum payment of three (3) or two (2) (depending on the participant's position) times annual salary and average annual bonus over the previous three years; (ii) a lump sum payment equal to (a) employer contributions the participant would have received under the Company pension plan if employment had continued for two (2) or three (3) (depending on the participant's position) years at current compensation levels and (b) the difference between the participant's total account balance under the Company pension plan and the participant's vested account balance under the Company pension plan; and
(iii) continuation of medical and other benefits for up to two (2) or three
(3) (depending on the participant's position) years. In addition, PRI will compensate the participant for any excise tax liability as a result of payments under the plan.

     In general, the plan defines a change in control to include (a) the required sale by shareholders of either PRI or Group of their equity interests pursuant to Section 3.5(c) of the Stock and Warrant Holders Agreement and (b) a change in the majority of the Board of Directors of either PRI or Group.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Group owns all of the outstanding capital stock of the Company. The following table sets forth certain information, as of February 28, 1999, regarding beneficial ownership of the capital stock of Group by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding capital stock of Group. Except as identified below with respect to Mr. Hoeper, none of the executive officers or directors of Group beneficially own any shares of the capital stock of Group.


                                                    AMOUNT     PERCENTAGE OF      PERCENTAGE OF
                                                    OWNED    VOTING SECURITIES   VOTING SECURITIES
          NAME AND COMPLETE MAIL ADDRESS           (SHARES)         OWNED           OWNED (1)
          ------------------------------           --------  -----------------   -----------------
 HPH Industries, Ltd. (2)                           56,250           100%             60.0%
   One Conway Park
   100 Field Drive
   Suite 300
   Lake Forest, Illinois 60045
 Apollo Packaging Partners, L.P. (3), (4)           27,500            _               29.3%
   c/o Apollo Advisors, L.P.
   Two Manhattanville Road
   Purchase, New York 10577
 TCW/Crescent Mezzanine Partners, L.P. (3), (5)      7,613            _                8.1%
   11100 Santa Monica Boulevard
   Suite 2000
   Los Angeles, California 90025
 TCW/Crescent Mezzanine Trust (3), (5)               2,387            _                2.6%
   11100 Santa Monica Boulevard
   Suite 2000
   Los Angeles, California 90025

                                                  20

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MANAGEMENT AGREEMENT

     Since its inception, PRI has paid certain fees to HPH in exchange for financial and management consulting services and has reimbursed HPH for expenses incurred in connection with the performance of such services. HPH owns all of the outstanding capital stock of Group and is itself wholly-owned by Mr. Hoeper, the Chairman, Chief Executive Officer and President of Group and PRI. The aggregate amount of payments received by HPH during fiscal 1997, 1998 and 1999 in respect of such fees and reimbursements were approximately $662,000, $600,000 and $600,000, respectively. PRI and HPH entered into a management agreement pursuant to which HPH will receive a fixed payment for financial and management consulting services in the amount of $600,000 per fiscal year, subject to increase at the discretion of the Company and to the extent permitted by instruments governing indebtedness of PRI, including the Indenture governing the Senior Secured Notes, or decrease to the extent required by the terms of such indebtedness. Because of the personal nature of the services provided by HPH and Mr. Hoeper, the Company cannot determine whether it could obtain the same services on more favorable terms from a third party.

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

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)1 Financial Statements


PACKAGING RESOURCES INCORPORATED                                            PAGE
                                                                            ----
Independent Auditors' Report...............................................  F-1
Balance Sheets as of February 28, 1998 and 1999............................  F-2
Statements of Operations for the years ended February 28, 1997, 1998, and 1999...................................................................  F-3
Statements of Stockholder's Equity (Deficit) for the years ended
February 28, 1997, 1998, and 1999..........................................  F-4
Statements of Cash Flows for the years ended February 28, 1997, 1998, and
1999.......................................................................  F-5
Notes to Financial Statements..............................................  F-6

     (a)2 Financial Statement Schedule

Independent Auditors' Report...............................................  S-1
Schedule II -- Packaging Resources Incorporated's Valuation and Qualifying
Accounts Information......................................................   S-2

All other Financial Statement Schedules are omitted as they are inapplicable, immaterial or the required information is included in the financial statements or notes thereto.

     (a)3 Exhibits


   EXHIBIT
     NO.                                        EXHIBIT
------------                                   --------

 3.1 **       Amended and Restated Certificate of Incorporation of PRI

 3.2(a) **    Amended and Restated By-Laws of PRI

 3.2(b)       Amendment to Amended and Restated By-Laws of PRI

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

 4.3**        Credit Agreement dated as of May 17, 1996 among PRI, the
               lenders Signatory thereto and LaSalle National Bank, as
               administrative agent

 4.3(a)#      Fifth Amendment dated as of August 5, 1998 to the Credit
               Agreement dated as of May 17, 1996 among PRI, the lenders
               signatory thereto and LaSalle National Bank, as administrative agent

 4.3(b)       Seventh Amendment dated as of April 27, 1999 to the Credit
               Agreement dated as of May 17, 1996 among PRI, the lenders
               signatory thereto and LaSalle National Bank, as administrative agent


 10.5 **      Management Agreement dated as of May 17, 1996 between HPH
               Industries, Ltd. and PRI(1)

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

 10.9(a)**    Extension Letter dated June 20, 1996 with respect to The Dannon
               Company, Inc. 8 oz. Mold Manufacture and Cup Production
               Agreement between The Dannon Company, Inc. and PRI*

 10.10**      The Dannon Company 8 oz. Mold Manufacture and Cup Production
               Agreement between The Dannon Company, Inc. and PRI (as
               successor to Miner Container of Texas, Inc.) dated January 15,
               1992, as amended November 16, 1992*

 10.11***     The Parts Supply Agreement dated January 1, 1998 between
               General Mills Operations, "Yoplait", and PRI*

 10.11(a)***  The Multi-Pack Supply Agreement dated March 1, 1998 between
               General Mills Operations, "Yoplait", and PRI*

 10.12        The Cans Supply Agreement dated as of March 1, 1998 between Ross
               Products Division, a Division of Abbott Laboratories, and PRI+

 10.13 **     Form of Indemnification Agreement dated as of May 17, 1996 between PRI and each of its directors and officers

 10.14 **     Description of Annual Bonus Plan (1)

 10.15        Packaging Resources Change of Control Plan (1)

 10.16        The Sales and Purchase Agreement dated as of June 1, 1998 between
               Tricon Restaurant Services Group, Inc. and PRI+

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

***  Incorporated by reference to the similarly numbered exhibits to the Annual
     Report on Form 10-K (Commission File No. 333-05885) filed on May 28, 1998.

# Incorporated by reference to the similarly numbered exhibit to the Quarterly Report on Form 10-Q (Commission File No. 333-05885) filed on
     October 7, 1998.

(1)  A management contract or compensatory plan or arrangement.


     (b) Reports on Form 8-K.
                                            None

                             INDEPENDENT AUDITORS' REPORT


The Board of Directors
and Stockholder of
Packaging Resources Incorporated:


We have audited the accompanying balance sheets of Packaging Resources Incorporated as of February 28, 1998 and 1999, and the related statements of operations, stockholder's equity (deficit), and cash flows for each of the years in the three-year period ended February 28, 1999. These financial statements are the responsibility of the management of Packaging Resources Incorporated. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Packaging Resources Incorporated as of February 28, 1998 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 1999, in conformity with generally accepted accounting principles.



KPMG LLP


Chicago, Illinois
March 19, 1999

                        PACKAGING RESOURCES INCORPORATED

                                 BALANCE SHEETS

                           FEBRUARY 28, 1998 AND 1999
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                            ASSETS                                1998         1999
                                                                               ----------     --------
Current assets:
   Cash and cash equivalents..............................................    $    7,929      $ 1,672
   Accounts receivable, net of allowance for doubtful accounts of $135
      in 1998 and 1999, respectively......................................        13,549       13,915
   Inventories............................................................        20,529       24,922
   Prepaid expenses.......................................................           284          431
   Deferred income taxes..................................................           874          776
                                                                                ---------      --------

Total current assets......................................................        43,165       41,716

Property, plant, and equipment, net.......................................        52,181       75,988
Intangibles, net..........................................................        19,793       19,081
Other assets..............................................................         5,940       18,031
                                                                               ---------     --------
                                                                                $121,079     $154,816
                                                                               ---------     --------
                                                                               ---------     --------

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Current maturities of long-term debt...................................       $   -       $    126
   Accounts payable.......................................................         7,044       12,114
   Accrued expenses.......................................................         9,805       10,195
   Deferred revenue.......................................................           844        4,454
                                                                               ---------     --------

Total current liabilities.................................................        17,693       26,889
Long-term debt............................................................       110,000      130,668
Deferred income taxes.....................................................         7,804        9,184
                                                                               ---------     --------

Total liabilities.........................................................       135,497      166,741
                                                                               ---------     --------

Stockholder's deficit:
   Common stock, $.01 par value; 1,000 shares authorized,
    issued, and outstanding in 1998 and 1999..............................          -            -
   Additional paid-in capital.............................................          -            -
   Accumulated deficit....................................................       (14,418)     (11,925)
                                                                               ---------     --------

Total stockholder's deficit...............................................       (14,418)     (11,925)
                                                                               ---------     --------

                                                                                $121,079     $154,816
                                                                               ---------     --------
                                                                               ---------     --------

   The accompanying notes are an integral part of these financial statements.

                        PACKAGING RESOURCES INCORPORATED

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED FEBRUARY 28, 1997, 1998, AND 1999
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                            1997          1998          1999
                                                          --------       --------      --------
Net sales..............................................   $120,086      $121,303      $136,558

Cost of goods sold.....................................     98,942        99,998       111,338
                                                          --------      --------       --------

Gross profit...........................................     21,144        21,305        25,220

Selling, general, and administrative expenses..........      6,983         5,897         6,244

Amortization of intangibles and other assets...........        712           712           712

Other expense (note 8) ................................          -           800             -
                                                          --------      --------       --------
Operating income.......................................     13,449        13,896        18,264

Interest expense.......................................     12,711        13,580        13,891
                                                          --------      --------       --------

Income before income taxes and
    extraordinary item.................................        738           316         4,373

Income tax expense ....................................        491           346         1,880
                                                          --------      --------       --------

Income (loss) before extraordinary item ...............        247           (30)        2,493

Extraordinary item - loss on early extinguishment
of debt, net of tax....................................      1,139             -             -
                                                          --------      --------       --------

Net income (loss)......................................    $  (892)         $(30)      $ 2,493
                                                          --------      --------       --------
                                                          --------      --------       --------

   The accompanying notes are an integral part of these financial statements.

                        PACKAGING RESOURCES INCORPORATED

                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                  YEARS ENDED FEBRUARY 28, 1997, 1998, AND 1999
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                                   TOTAL
                                                                                                                   STOCK-
                                                                      COMMON      ADDITIONAL       ACCUMULATED     HOLDER'S
                                                      COMMON          STOCK        PAID-IN         ACCUMULATED    EQUITY
                                                      STOCK         WARRANTS       CAPITAL          DEFICIT      (DEFICIT)
                                                    ---------       ---------    ----------       ------------   ---------
Balances at February 29, 1996................        $   --         $   --        $ 20,278        $ (2,013)       $ 18,265

Dividends paid on common stock...............            --             --         (20,278)        (11,483)        (31,761)

Net loss ....................................            --             --            --              (892)           (892)
                                                    ---------       ---------    ----------       ------------   ---------

Balances at February 28, 1997................            --             --            --           (14,388)        (14,388)

Net loss ....................................            --             --            --               (30)            (30)
                                                    ---------       ---------    ----------       ------------   ---------

Balances at February 28, 1998................            --             --            --           (14,418)        (14,418)

Net income ..................................            --             --            --             2,493           2,493
                                                    ---------       ---------    ----------       ------------   ---------
Balances at February 28, 1999................       $    --         $   --       $    --          $(11,925)       $(11,925)
                                                    ---------       ---------    ----------       ------------   ---------
                                                    ---------       ---------    ----------       ------------   ---------



   The accompanying notes are an integral part of these financial statements.

                        PACKAGING RESOURCES INCORPORATED

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED FEBRUARY 28, 1997, 1998, AND 1999

                          (DOLLAR AMOUNTS IN THOUSANDS)



                                                                        1997          1998          1999
                                                                      --------       -------      --------
Cash flows from operating activities:
   Net income (loss)...............................................    $ (892)          $(30)      $ 2,493
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation and amortization...............................     8,911          8,584         9,428
        Write-off of financing costs...............................     1,139              -           -
        Deferred income taxes......................................       336            162         1,478
        Loss on sale of property, plant, and equipment.............        11            800           162
        Change in assets and liabilities:
          Accounts receivable......................................      (259)        (2,571)         (366)
          Inventories..............................................        (2)           867        (4,393)
          Prepaid expenses.........................................       577           (215)         (147)
          Other assets.............................................        80         (1,658)      (12,057)
          Accounts payable.........................................     2,612          1,817         5,070
          Accrued expenses.........................................     4,924          1,405           390
          Deferred revenue.........................................      (303)           471         3,610
                                                                       -------        -------      --------
Net cash provided by operating activities..........................    17,134          9,632         5,668
                                                                       -------        -------      --------
Cash flows from investing activities:
   Proceeds from sale of property, plant, and equipment ...........       -            1,473            86
   Proceeds from sale of leased equipment..........................       -              750             -
   Payment for purchase of the net assets from
        Miner Container............................................      (764)             -             -
   Capital expenditures............................................    (7,629)        (9,130)      (32,805)
                                                                       -------        -------      --------
Net cash used in investing activities..............................    (8,393)        (6,907)      (32,719)
                                                                       -------        -------      --------
Cash flows from financing activities:
     Net borrowings (payments) under credit agreement..............    (2,250)             -        17,000
     Net borrowings under equipment acquisition loans..............         -              -         3,794
     Retirement of indebtedness under old credit agreement.........   (73,474)             -             -
     Net proceeds from Senior Secured Notes........................   105,350              -             -
     Payment of promissory notes...................................      (850)          (950)            -
     Dividends paid................................................   (31,761)             -             -
                                                                       -------        -------      --------
Net cash provided by (used in) financing activities................    (2,985)          (950)       20,794
                                                                       -------        -------      --------
Net increase (decrease) in cash and cash equivalents...............     5,756          1,775        (6,257)
Cash and cash equivalents at beginning of year.....................       398          6,154         7,929
                                                                       -------        -------      --------
Cash and cash equivalents at end of year...........................   $ 6,154        $ 7,929       $ 1,672
                                                                       -------        -------      --------
                                                                       -------        -------      --------
Supplemental disclosure of cash flow information - cash paid for:
     Interest......................................................   $ 7,590        $12,924       $13,152
     Income taxes..................................................   $   214        $   251       $   512

The accompanying notes are an integral part of these financial statements

                        PACKAGING RESOURCES INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                        FEBRUARY 28, 1997, 1998, AND 1999
                          (DOLLAR AMOUNTS IN THOUSANDS)


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

      The primary business of PRI is the manufacture and sale of promotional beverage cups and plastic packaging for the food, dairy, and pharmaceutical industries. PRI has manufacturing facilities in Coleman, Michigan; Kansas City, Missouri; Mt. Carmel, Pennsylvania; Phoenix, Arizona; and New Vienna, Ohio.

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

      (D) PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the following estimated useful lives of the assets:


      Furniture and fixtures..............................      5 years
      Molds...............................................    3-5 years
      Machinery and equipment.............................     13 years
      Buildings and improvements..........................     35 years
      Land improvements...................................     35 years

      Leasehold improvements are amortized ratably over the shorter of the lease term or estimated useful life of the assets.

      (E) INTANGIBLES

      Intangibles consist of patent costs, amortized over 14 years, and the excess of the cost over the fair value of net assets purchased, amortized over 40 years. The intangibles are amortized on a straight-line basis over their respective useful lives. Accumulated amortization was $5,290 and $6,002 at February 28, 1998 and 1999, respectively.

At each balance sheet date, PRI evaluates the realizable value of intangibles on the basis of whether the intangibles are fully recoverable from projected, undiscounted net cash flows. Based on its most recent analysis, PRI believes no impairment of the carrying values of intangibles exists.

                        PACKAGING RESOURCES INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)

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

                        PACKAGING RESOURCES INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)



(2) INVENTORIES

      Inventories consist of the following at February 28, 1998 and 1999:

                                                                    1998                1999
                                                                   -------           ----------
    Finished goods...................................              $12,199            $ 13,216
    Raw materials....................................                3,856               5,404
    Supplies and mold materials......................                4,474               6,302
                                                                   -------           ----------
   Total.............................................              $20,529            $ 24,922
                                                                   -------           ----------
                                                                   -------           ----------

(3) PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment consist of the following at February 28, 1998 and 1999:


                                                                     1998               1999
                                                                   -------           ----------
    Land.............................................             $    309           $     309
    Buildings........................................               11,276              12,248
    Machinery, equipment, and fixtures...............               84,649             104,319
    Leasehold improvements...........................                1,944               1,946
    Construction in-progress.........................                7,763              15,879
                                                                   -------           ----------
                                                                   105,941             134,701
    Less allowance for depreciation and amortization.              (53,760)            (58,713)
                                                                   -------           ----------

    Total............................................             $ 52,181            $ 75,988
                                                                   -------           ----------
                                                                   -------           ----------

      Construction in-progress includes building improvements and machinery and equipment which have not yet been placed in service, and molds which are in the process of being manufactured. Depreciation expense for the years ended February 28, 1997, 1998, and 1999 was $7,328, $7,208, and $8,051, respectively.

                        PACKAGING RESOURCES INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)


(4) OTHER ASSETS

      Other assets consist of the following at February 28, 1998 and 1999:

                                                            1998              1999
                                                          -------           -------

Debt issuance cost, net...........................         $3,461            $2,795
Leased equipment, net.............................            745               745
Equipment deposits................................          1,734            14,491
                                                           ------            ------
                                                           $5,940          $ 18,031
                                                           ------            ------
                                                           ------            ------


      The debt issuance costs were incurred in connection with the 11-5/8% Senior Secured Notes described in note 7. The cost is being amortized over the remaining life of the notes. Amortization of these costs was $664 for each of the years ended February 28, 1998 and 1999. Leased equipment represents equipment leased and available for lease to PRI's customers. Equipment deposits represent deposits made on equipment to be delivered to PRI in the following fiscal year and equipment which will be purchased by a third party and leased to PRI.


(5) LEASES

       PRI has several noncancelable operating leases for substantial portions of the Company's plant and office facilities and machinery and equipment. Leased plant and office facilities generally contain renewal options. Rental expense for operating leases for the years ended February 28, 1997, 1998, and 1999, aggregated $1,757, $1,554, and $1,672, respectively. Additionally, PRI has one facility which is being subleased.

       Future minimum lease payments and related sublease income under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of February 28, 1999 are:


                                                                               OPERATING
                                                       OPERATING LEASE          SUBLEASE
    FISCAL YEAR                                            PAYMENTS             INCOME
    -----------                                         ----------------      ----------
    2000.............................................      $ 1,701              $ (486)
    2001.............................................        1,745                (162)
    2002.............................................        1,829                   -
    2003.............................................        1,752                   -
    2004.............................................        1,548                   -
    Thereafter.......................................        4,447                   -
                                                           -------              -------
    Total minimum lease payments (income)............      $13,022               $(648)
                                                           -------              -------
                                                           -------              -------

                        PACKAGING RESOURCES INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)


(6) ACCRUED EXPENSES

      Accrued expenses consist of the following at February 28, 1998 and 1999:


                                                             1998              1999
                                                            --------         -------
    Interest...................................             $ 4,266           $ 4,358
    Vacation...................................               1,038             1,038
    Pension....................................                 936             1,161
    Income taxes payable.......................                 112                 2
    Other......................................               3,453             3,636
                                                            -------          --------
                                                            $ 9,805          $ 10,195
                                                            -------          --------
                                                            -------          --------


(7) LONG-TERM DEBT

      On May 17, 1996, PRI issued $110,000 of 11-5/8% Senior Secured Notes due 2003. The funds from this issuance were used to repay all outstanding borrowings of the revolving credit loan and term loan and to fund a dividend to Group of $31,800. At this time, the Company also entered into a Senior Credit Facility which consists of a revolving credit facility and a letter of credit facility which permit borrowing at either LIBOR plus 2.00% or the prime rate plus 0.50% up to a maximum of $20,000 and $2,000, respectively. The Senior Credit Facility matures on July 31, 2001. During fiscal 1999, the Senior Credit Facility was amended to permit the Company to borrow an additional $10,000 against the revolving credit facility through equipment acquisition term loans. On April 27, 1999, the Company amended the Senior Credit Facility to increase the Revolving Credit Facility to a maximum of $22,500, and to reduce the amount of available Equipment Acquisition Term Loans to $7,500. The Company pays a commitment fee of 0.50% per annum on the average daily unused amount of the revolving credit facility. The Senior Secured Notes are secured by certain equipment, fixtures, and general intangibles, and mortgages on substantially all of the owned and certain of the leased real property of the Company, and proceeds therefrom. Obligations under the Revolving Credit Facility are secured by all of PRI's accounts receivable and raw materials and finished goods inventory, including any proceeds therefrom. The Equipment Acquisition Term Loans are secured by all of the eligible equipment.

      In August 1996, the privately placed notes were exchanged for notes registered with the Securities Exchange Commission. There were no changes in the amounts or terms of the notes.

Long term debt consists of the following at February 28, 1998 and 1999:

                                                                         1998          1999
                                                                        --------     ---------

    Senior Secured Notes, interest at 11-5/8%, paid semi-
       annually on May 1 and November 1, payable in full in
       May of 2003..................................................... $110,000     $ 110,000
     Revolving Credit Facility, interest at LIBOR plus 2%, maturing
          on July 31, 2001.............................................     -           17,000
    Equipment Acquisition Term Loans, interest at LIBOR plus
      2.25%, due in 60 monthly installments commencing January
      1, 2000..........................................................     -            3,794
                                                                        --------     ---------
                                                                         110,000       130,794
    Less current maturities of long-term debt..........................                    126
                                                                        --------     ---------
                                                                        $110,000      $130,668
                                                                        --------     ---------
                                                                        --------     ---------

                        PACKAGING RESOURCES INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)


PRI's credit agreements and other outstanding debt contain restrictions on incurring additional debt or liens, making investments, or making payments such as dividends, stock repurchases, or debt prepayments, and payments to affiliates.

    Aggregate maturities of long-term debt after February 28, 1999 are as follows:


FISCAL YEAR                                                            AMOUNT
-----------                                                         ---------
2000.....................................................              $  126
2001.....................................................                 759
2002.....................................................              17,759
2003.....................................................                 759
2004.....................................................             110,759
Thereafter...............................................                 632
                                                                     --------
                                                                     $130,794
                                                                     --------
                                                                     --------

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

                        PACKAGING RESOURCES INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)


(10)  INCOME TAXES

     Total income tax expense (benefit) for the years ended February 28,1997, 1998 and 1999 was allocated as follows:


                                                                                 1997         1998          1999
                                                                                -----         -----        ------
Income from operations.................................................         $ 491          $346        $1,880
Extraordinary item - loss on early extinguishment of debt..............          (728)            -             -
                                                                                -----         -----        ------
                                                                                $(237)         $346        $1,880
                                                                                -----         -----        ------
                                                                                -----         -----        ------

       Income tax expense attributable to income before income taxes and extraordinary item for the years ended February 28, 1997, 1998, and 1999 consists of:


                                                                                                 1997
                                                                                                 ----
                                                                                  CURRENT      DEFERRED       TOTAL
                                                                                 --------     ---------      ------
Federal................................................................              $ -        $ 271         $ 271
State..................................................................              155           65           220
                                                                                 --------     ---------      ------
                                                                                   $ 155        $ 336         $ 491
                                                                                 --------     ---------      ------
                                                                                 --------     ---------      ------


                                                                                                1998
                                                                                                ----
                                                                                 CURRENT      DEFERRED       TOTAL
                                                                                 --------     ---------      ------
Federal................................................................             $ --        $ 131         $ 131
State..................................................................              184           31           215
                                                                                 --------     ---------      ------
                                                                                   $ 184        $ 162         $ 346
                                                                                 --------     ---------      ------
                                                                                 --------     ---------      ------



                                                                                                1999
                                                                                                ----
                                                                                 CURRENT      DEFERRED       TOTAL
                                                                                 --------     ---------      ------

Federal................................................................             $127       $1,190        $1,317
State..................................................................              275          288           563
                                                                                 --------     ---------      ------
                                                                                    $402       $1,478        $1,880
                                                                                 --------     ---------      ------
                                                                                 --------     ---------      ------

                        PACKAGING RESOURCES INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)

      Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% in 1997, 1998, and 1999 to income before income taxes and extraordinary item as a result of the following:


                                                                                   1997          1998         1999
                                                                                 --------     ---------      ------
Computed "expected" tax expense .......................................            $ 250        $ 107       $ 1,487
Increase in income taxes resulting from:
      State income taxes, net of Federal
       income tax benefit..............................................              145          143           372
      Other, net.......................................................               96           96            21
                                                                                 --------     ---------      ------
                                                                                   $ 491        $ 346       $ 1,880
                                                                                 --------     ---------      ------
                                                                                 --------     ---------      ------


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 28, 1997, 1998, and 1999 are presented below:

                                                                                              1998             1999
                                                                                             --------        -------
Deferred tax assets:

      Compensated absences.............................................                         $ 336         $ 317
      Net operating loss carryforwards.................................                         4,160         3,172
      Alternative minimum tax credit carryforwards.....................                           495           126
      Other............................................................                           508           526
                                                                                             --------        -------
Total gross deferred tax assets........................................                         5,499         4,141
                                                                                             --------        -------
Deferred tax liabilities:

      Plant and equipment..............................................                       (10,501)      (10,518)
      Intangible assets................................................                        (1,928)       (2,031)
      Other............................................................                           -               -
                                                                                             --------        -------
Total gross deferred tax liabilities...................................                       (12,429)      (12,549)
                                                                                             --------      --------

Net deferred liability.................................................                      $ (6,930)     $ (8,408)
                                                                                             --------        -------
                                                                                             --------        -------

      PRI has not recorded a valuation allowance related to the deferred tax assets, as management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

      At February 28, 1999 PRI has net operating loss carryforwards of approximately $8,100 which are available to reduce future taxable income for Federal income tax purposes under a tax sharing agreement with HPH. The operating loss carryforwards expire at various dates from 2004 through 2012.

      PRI also has alternative minimum tax credit carryforwards of approximately $126 which are available to reduce future Federal income taxes over an indefinite period under a tax sharing agreement with HPH.

                        PACKAGING RESOURCES INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)

(11)  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

      Cash and cash equivalents, receivables, accounts payable, and accrued expenses: The carrying amounts approximate fair value due to the short maturity of these instruments.

      Long-term debt: The carrying amounts approximate fair value as all of the obligations incur interest at a market rate. In addition, the significant terms of fixed rate obligations do not differ materially from those currently available to PRI.


(12)  RETIREMENT PLAN

      PRI has a defined contribution retirement plan covering substantially all employees. Contributions are based upon a defined percentage of compensation. Provisions for the plan's contributions amounted to $676, $630, and $757 for the years ended February 28, 1997, 1998, and 1999, respectively. Provisions of the plan include 20% vesting per year.

(13)  RELATED-PARTY TRANSACTIONS

      PRI has various transactions with Group and HPH. These transactions include management fees and reimbursements to HPH of $663, $600, and $600 for each fiscal year 1997, 1998, and 1999, respectively. Additionally, PRI paid dividends of $31,800 to Group on common stock in fiscal 1997.


(14)  BUSINESS AND CREDIT CONCENTRATIONS

      PRI operates solely in the United States and in one operating segment - the manufacture and sale of plastic food and beverage containers.

      PRI's business is substantially dependent on a limited number of large customers. In fiscal years 1997, 1998, and 1999, PRI's ten largest customers accounted for approximately 80%, 83%, and 80%, respectively, of its net sales. PRI's largest customers are General Mills (including Yoplait), Dannon, Ross Labs, and Tricon, which represented approximately 26.1%, 15.2%, and 12.7%, and 11.0%, respectively, of PRI's net sales for fiscal 1999. Accounts receivable for General Mills, Dannon, Ross Labs, and Tricon totaled $9,733 and $7,209 at February 28, 1998 and 1999, respectively.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on May 28, 1999.


                                   PACKAGING RESOURCES INCORPORATED


                                   By:  /s/ Howard P. Hoeper
                                      -----------------------------------------
                                        Howard P. Hoeper
                                        CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
                                        OFFICER AND PRESIDENT


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                      NAME                                TITLE                                 DATE
                      ----                                -----                                ------

/s/ Howard P. Hoeper                   Chairman of the Board, Chief Executive              May 28, 1999
---------------------------------      Officer and President (Principal Executive
Howard P. Hoeper                       Officer)

/s/ Jerry J. Corirossi                 Executive Vice President, Finance and                May 28, 1999
---------------------------------      Administration
Jerry J. Corirossi                     (Principal Financial Officer and Principal
                                       Accounting Officer)
 /s/ Walter C. Riesen
---------------------------------      Director                                             May 28, 1999
Walter C. Riesen


 /s/ John D. Hoeper
---------------------------------      Director                                             May 28, 1999
John D. Hoeper


/s/ Carol Hoeper
---------------------------------      Director                                             May 28, 1999
Carol Hoeper


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder of
Packaging Resources Incorporated:

         The audits referred to in our report dated March 19, 1999, included the related financial statement schedule as of February 28, 1999 and for each of the years in the three-year period ended February 28, 1999, included in the February 28, 1999 annual report on Form 10-K of Packaging Resources Incorporated. This financial statement schedule is the responsibility of Packaging Resources Incorporated's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        KPMG LLP



Chicago, Illinois
March 19, 1999

                                   SCHEDULE II

                        PACKAGING RESOURCES INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED FEBRUARY 28, 1997, 1998, AND 1999


                                                               ADDITIONS
                                                        -----------------------

                                       BALANCE AT       CHARGED TO      CHARGED
                                      BEGINNING OF       COSTS AND     TO OTHER                          BALANCE AT
DESCRIPTION                              PERIOD          EXPENSES      ACCOUNTS        DEDUCTIONS       END OF PERIOD
-----------                          --------------     -----------   ---------        ----------       --------------
1997
Allowance for Doubtful Accounts          $156,000         $ ___        $ 2,000          $ (23,000)        $135,000

1998
Allowance for Doubtful Accounts          $135,000         $ ___       $ 56,000          $ (56,000)        $135,000

1999
Allowance for Doubtful Accounts          $135,000         $ ___       $ 10,000          $ (10,000)        $135,000