Form 10-Q
period 1999-05-31
PACKAGING RESOURCES INC
filed 1999-07-15
CIK 825790

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MAY 31, 1999
                               ------------------------------------------

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________to______________________
Commission file number  333-05885
                       -------------------------------------------------


                        PACKAGING RESOURCES INCORPORATED
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    36-3321568
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


ONE CONWAY PARK, 100 FIELD DRIVE, SUITE 300, LAKE FOREST, ILLINOIS      60045
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

      As of May 31, 1999, the issuer had outstanding 1,000 shares of Common
                        Stock, $.01 par value per share.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS


                        PACKAGING RESOURCES INCORPORATED
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                             Three Months Ended
                                                                     May 31
                                                            ----------------------
                                                              1999         1998
                                                            -------      -------
Net sales                                                   $40,697      $36,821

Cost of goods sold                                           32,499       29,172
                                                            -------      -------
Gross profit                                                  8,198        7,649

Selling, general & administrative expenses                    2,013        1,467

Amortization of intangibles and other assets                    178          178
                                                            -------      -------
Operating income                                              6,007        6,004

Interest expense                                              3,825        3,388
                                                            -------      -------
Income before income taxes                                    2,182        2,616

Income tax expense                                              938        1,125
                                                            -------      -------
Net income                                                  $ 1,244      $ 1,491
                                                            -------      -------
                                                            -------      -------

   See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                                 BALANCE SHEETS

                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                  MAY 31,          FEBRUARY 28,
ASSETS                                                             1999               1999
                                                                --------            --------
                                                                (UNAUDITED)
Current assets:
    Cash and cash equivalents                                   $  1,814            $  1,672
     Accounts receivable, net                                     18,030              13,915
    Inventories                                                   24,751              24,922
    Prepaid expenses                                                 768                 431
    Deferred income taxes                                            776                 776
                                                                ---------           ---------
Total current assets                                              46,139              41,716

Property, plant, and equipment, net                               91,347              75,988
Intangibles, net                                                  18,903              19,081
Other assets                                                       6,102              18,031
                                                                ---------           ---------
                                                                $162,491            $154,816
                                                                ---------           ---------
                                                                ---------           ---------

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term debt                         $    600            $    126
   Accounts payable                                               15,963              12,114
   Accrued expenses                                                7,456              14,649
                                                                ---------           ---------
Total current liabilities                                         24,019              26,889

Long-term debt, excluding current maturities                     139,106             130,668

Deferred income taxes                                             10,047               9,184
                                                                ---------           ---------
Total liabilities                                                173,172             166,741
                                                                ---------           ---------

Stockholder's equity (deficit):
   Common stock, $.01 par value; 1,000 shares authorized,
   issued, and outstanding                                            -              -
   Accumulated deficit                                           (10,681)            (11,925)
                                                                --------            ---------
Total stockholder's equity (deficit)                             (10,681)            (11,925)
                                                                --------            ---------

                                                                $162,491            $154,816
                                                                ---------           ---------
                                                                ---------           ---------


     See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                    Three Months Ended
                                                                                          May 31
                                                                                      1999            1998
                                                                                     --------        ------
Cash flows from operating activities:
   Net income                                                                       $  1,244        $ 1,491
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                                   2,591          2,279
       Deferred income taxes                                                             863          1,068
       Change in assets and liabilities:
         Change in current assets                                                     (4,281)        (1,058)
         Change in current liabilities                                                (3,344)          (947)
         Change in other assets                                                       11,763           (630)
                                                                                    ---------       --------

Net cash provided by operating activities                                              8,836          2,203
                                                                                    ---------       --------

Cash flows from investing activities:
   Capital expenditures                                                              (17,606)        (8,448)
                                                                                    ---------       --------
Net cash used in investing activities                                                (17,606)        (8,448)
                                                                                    ---------       --------

Cash flows from financing activities:
   Borrowings under credit agreement                                                   5,500              0
   Borrowings under equipment acquisition loans                                        3,412              0
                                                                                    ---------       --------
Net cash provided by financing activities                                              8,912              0
                                                                                    ---------       --------
Net increase (decrease) in cash and cash equivalents                                     142         (6,245)
Cash and cash equivalents at beginning of period                                       1,672          7,929
                                                                                    ---------       --------

Cash and cash equivalents at end of period                                          $  1,814        $ 1,684
                                                                                    ---------       --------
                                                                                    ---------       --------

Supplemental disclosure of cash flow information - cash paid for:
    Interest                                                                          $6,822         $6,419
    Income taxes                                                                         $75            $56



   See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1)   BASIS OF PRESENTATION

The balance sheet as of May 31, 1999 and the statement of operations for the three months ended May 31, 1999 and the statement of cash flows for the three months ended May 31, 1999 have been prepared by Packaging Resources Incorporated ("PRI" or the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial results for the interim periods included herein have been made. The results of operations for the three months ended May 31, 1999 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended February 28, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein include forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. PRI has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to risks and uncertainties, including, among other things:

          -    PRI's reliance on key customers and supply agreements

          - Trends and conditions in the rigid plastic packaging and plastic beverage cup industries, including fluctuations in resin costs

          -    PRI's substantial debt

          -    PRI's future capital needs and

          -    PRI's ability to compete

PRI undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, actual results may differ materially from those reflected in any forward-looking statements.

RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED MAY 31, 1999 COMPARED TO
                    THE THREE MONTH PERIOD ENDED MAY 31, 1998

         NET SALES: Net sales increased $3.9 million, or 10.6%, from $36.8 million in the first quarter of fiscal 1999 to $40.7 million in the first quarter of fiscal 2000. Packaging sales increased $2.8 million, or 10.5%, from $26.7 million in the first quarter of fiscal 1999 to $29.5 million in the first quarter of fiscal 2000 primarily due to new sales of food storage containers to S.C. Johnson & Son, Inc. Promotional sales increased $1.1 million, or 10.9%, from $10.1 million in the first quarter of fiscal 1999 to $11.2 million in the first quarter of fiscal 2000. This increase was primarily due to higher volume including sales of the Company's new 32 ounce polystyrene "Cruiser Cup" to Tricon Restaurant Services Group, Inc.

         GROSS PROFIT: Gross profit increased $0.6 million, from $7.6 million in the first quarter of fiscal 1999 to $8.2 million in the first quarter of fiscal 2000. Gross margins decreased slightly from 20.8% in the first quarter of fiscal 1999 to 20.1% in the first quarter of fiscal 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased $0.5 million, from $1.5 million in the first quarter of fiscal 1999 to $2.0 million in the first quarter of fiscal 2000, and increased as a percentage of net sales from 4.0% to 4.9% primarily due to higher salary and travel and entertainment expenses.

         OPERATING INCOME: Operating income of $6.0 million in the first quarter of fiscal 1999 was comparable to the first quarter of fiscal 2000, but decreased as a percentage of net sales from 16.3% to 14.8% primarily due to the higher level of selling, general and administrative expenses.

         INTEREST EXPENSE: Interest expense increased $0.4 million, from $3.4 million in the first quarter of fiscal 1999 to $3.8 million in the first quarter of fiscal 2000, due to borrowings under the Company's Credit Agreement.

         INCOME TAXES: Income taxes decreased $0.2 million, from $1.1 million in the first quarter of fiscal 1999 to $0.9 million in the first quarter of fiscal 2000, due to lower earnings. The Company's effective state and Federal tax rate was 43% in the first quarters of fiscal 1999 and 2000.

         NET INCOME: For the reasons noted above, net income decreased $0.3 million, from $1.5 million in the first quarter of fiscal 1999 to $1.2 million in the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1999, PRI's Bank Credit Agreement ("Credit Agreement") was amended to permit the Company to borrow an additional $10.0 million through equipment acquisition term loans. On April 27, 1999, the Company further amended the Credit Agreement to increase the revolving credit capacity to a maximum of $22.5 million, and to reduce the amount of available equipment acquisition term loans to $7.5 million. As of May 31, 1999, there were $29.7 million of outstanding borrowings under the Credit Agreement.

Cash provided by operating activities increased to $8.8 million in the first three months of fiscal 2000 from $2.2 million in the comparable period of fiscal 1999. The increase resulted primarily from a decrease in other assets. The decrease in other assets resulted from the reimbursement for deposits for equipment that will be leased and deposits related to equipment that has been placed in service that has been reclassified to property, plant and equipment. This change more than offset the decrease from changes in working capital.

Capital expenditures were $8.4 million and $17.6 million for the first three months of fiscal 1999 and 2000, respectively. These expenditures, which expanded production capacity and reduced costs, include (i) the addition of new production lines and printing equipment, (ii) the expansion of the Company's manufacturing space and (iii) the engineering and manufacture of new production molds. PRI's estimated capital expenditures for the balance of fiscal 2000 are expected to range from $10.0 million to $15.0 million and will include new equipment and molds as well as plant modifications.

In June 1999 the Company sold a building in Ft. Worth, Texas. The disposal of this building will not have a material impact on the Company's financial condition or results of operations.

During the first three months of fiscal 2000, cash provided by financing activities was $8.9 million which included $5.5 million borrowed under the Revolving Credit Facility and $3.4 million borrowed through Equipment Acquisition Term Loans.

Although there can be no assurances, the Company anticipates that its operating cash flow along with the borrowings available under the Credit Agreement, will be sufficient to meet its current operating expenses, projected capital expenditures and debt service requirements as they become due.

Instruments governing the Company's indebtedness, including the Credit Agreement and the Indenture governing the Senior Secured Notes, contain financial and other covenants that restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. Such limitations, together with the highly leveraged nature of the Company, could limit corporate and operating activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

RECENT DEVELOPMENTS

In fiscal 1999 the Company commenced significant new business with both existing and new customers. In June 1998, PRI began serving as the sole supplier to S.C. Johnson & Son, Inc. of reusable/disposable food storage containers which are sold under the "Ziploc" brand name under a contract that expires in June 2003. In June 1998, the Company also began serving as the majority supplier to Tricon Restaurant Services Group, Inc., under a contract that expires in May 2001, for a 32 ounce thermoform "Cruiser Cup" that has been introduced nationally in the Taco Bell chain of restaurants. This new disposable plastic cup is available for soft drinks and replaced all 32 ounce paper cups in the Taco Bell system. In addition, the Company has recently entered into a five year agreement with PepsiCo Inc. for PRI to be the sole supplier of a new "Twist `N Go" beverage container that will be sold as a cup designed specifically to capture the fountain beverage take-out market. Shipments of this new container are expected to commence later in the summer of 1999.

As previously reported, the Dannon Company, Inc. ("Dannon") advised the Company that PRI will no longer serve as a supplier of Dannon's eight ounce yogurt cups after the expiration of the current supply agreement for this product in December 1999. The Dannon eight ounce cups accounted for approximately 11% of the Company's net sales during the three months ended May 31, 1999.

As previously reported, the Company's existing agreement relating to the supply of six ounce yogurt cups to Yoplait U.S.A., a division of General Mills, Inc. ("Yoplait"), will expire in December 1999 and will not be extended or renewed. Yoplait six ounce cups accounted for approximately 16% of the Company's net sales during the three months ended May 31, 1999. The Company will continue to serve as the sole supplier of Yoplait's four ounce cups under a contract that expires in February 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK For a discussion of certain market risks related to the Company, see Part I, Item 7a. "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999. Based on borrowings outstanding under the Credit Agreement as of May 31, 1999, the Company estimates that a 1% increase in interest rates would result in an approximate $300,000 increase in annual interest expense.


PART II.     OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
                  N/A

ITEM 2.           CHANGES IN SECURITIES
                  N/A

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  N/A

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  N/A

ITEM 5.           OTHER INFORMATION
                  N/A

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  (a) EXHIBITS: The following exhibit is included in this Report on Form 10-Q:
                                    27.1    Financial Statement Schedule
                  (b) REPORTS ON FORM 8-K: The Company did not file any reports on Form 8-K during the three months ended May 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PACKAGING RESOURCES INCORPORATED
                            Registrant



Date    July 15, 1999       /s/  Jerry J. Corirossi
     ---------------       -----------------------------------------------------
                            Jerry J. Corirossi
                            Executive Vice President, Finance and Administration
                            and Chief Financial Officer and duly
                            authorized officer