Form 10-Q
period 1999-08-31
PACKAGING RESOURCES INC
filed 1999-09-27
CIK 825790

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 1999
                               ---------------

                                       OR


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to_______________________

Commission file number  333-05885
                        ---------

                        PACKAGING RESOURCES INCORPORATED
--------------------------------------------------------------------------------
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

As of August 31, 1999, the issuer had outstanding 1,000 shares of Common Stock, $.01 par value per share.

 PART I.      FINANCIAL INFORMATION
 ITEM 1.      FINANCIAL STATEMENTS

                        PACKAGING RESOURCES INCORPORATED
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    AUGUST 31                          AUGUST 31
                                                         -------------------------------    --------------------------------
                                                              1999            1998               1999             1998
                                                         --------------- ---------------    ---------------  ---------------

Net sales                                                       $38,343         $33,852            $79,040          $70,673

Cost of goods sold                                               29,490          27,596             61,989           56,768

                                                         --------------- ---------------    ---------------  ---------------
Gross profit                                                      8,853           6,256             17,051           13,905

Selling, general & administrative expenses                        1,987           1,518              4,000            2,985

Amortization of intangibles and other assets                        178             178                356              356

                                                         --------------- ---------------    ---------------  ---------------
Operating income                                                  6,688           4,560             12,695           10,564

Interest expense                                                  3,909           3,390              7,734            6,778

                                                         --------------- ---------------    ---------------  ---------------
Income before income taxes                                        2,779           1,170              4,961            3,786

Income tax expense                                                1,195             503              2,133            1,628
                                                         --------------- ---------------    ---------------  ---------------
Net income                                                       $1,584            $667             $2,828           $2,158
                                                         --------------- ---------------    ---------------  ---------------
                                                         --------------- ---------------    ---------------  ---------------

See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                                 BALANCE SHEETS

                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                   AUGUST 31,          FEBRUARY 28,
                                                      1999                1999
                                                  -----------          ------------
                                                  (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents                       $     562           $   1,672
    Accounts receivable, net                           17,614              13,915
    Inventories                                        27,445              24,922
    Prepaid expenses                                      887                 431
    Deferred income taxes                                 776                 776
                                                    ---------           ---------
  Total current assets                                 47,284              41,716

  Property, plant, and equipment, net                  96,219              75,988
  Intangibles, net                                     18,725              19,081
  Other assets                                          4,598              18,031
                                                    ---------           ---------
                                                    $ 166,826           $ 154,816
                                                    ---------           ---------
                                                    ---------           ---------

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
  Current liabilities:
    Current maturities of long-term debt            $   1,000           $     126
    Accounts payable                                   14,569              12,114
    Accrued expenses                                   11,263              14,649
                                                    ---------           ---------
  Total current liabilities                            26,832              26,889

  Long-term debt, excluding current maturities        138,000             130,668
  Deferred income taxes                                11,091               9,184
                                                    ---------           ---------
  Total liabilities                                   175,923             166,741

  Stockholder's equity (deficit):
    Common stock, $.01 par value; 1,000 shares
     authorized, issued, and outstanding                   --                  --
    Accumulated deficit                                (9,097)            (11,925)
                                                     ---------           ---------
  Total stockholder's equity (deficit)                 (9,097)            (11,925)
                                                     ---------           ---------
                                                     $ 166,826           $ 154,816
                                                     ---------           ---------
                                                     ---------           ---------

See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                SIX MONTHS ENDED
                                                                                    AUGUST 31
                                                                        ------------------------------
                                                                           1999                1998
                                                                        -----------          ----------

Cash flows from operating activities:
   Net income                                                             $  2,828            $  2,158
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                        5,183               4,558
        Deferred income taxes                                                1,907               1,290
        Change in assets and liabilities:
          Change in current assets                                          (6,678)              1,554
          Change in current liabilities                                       (931)                913
          Change in other assets                                            13,425                (651)
                                                                          --------            --------

Net cash provided by operating activities                                   15,734               9,822
                                                                          --------            --------

Cash flows from investing activities:
   Capital expenditures                                                    (25,050)            (14,306)
                                                                          --------            --------
Net cash used in investing activities                                      (25,050)            (14,306)
                                                                          --------            --------
Cash flows from financing activities:
   Borrowings under credit agreement                                         4,500                   0
   Borrowings under equipment acquisition loans                              3,706                   0
                                                                          --------            --------
Net cash provided by financing activities                                    8,206                   0
                                                                          --------            --------

Net decrease in cash and cash equivalents                                   (1,110)             (4,484)
Cash and cash equivalents at beginning of period                             1,672               7,929
                                                                          --------           ---------

Cash and cash equivalents at end of period                                $    562            $  3,445
                                                                          --------            --------
Supplemental disclosure of cash flow information - cash paid for:
    Interest                                                              $  7,365            $  6,444
    Income taxes                                                          $    222            $    338
                                                                          --------            --------

See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1) BASIS OF PRESENTATION

The balance sheet as of August 31, 1999 and the statements of operations for the three and six month periods ended August 31, 1999 and the statement of cash flows for the six months ended August 31, 1999 have been prepared by Packaging Resources Incorporated ("PRI" or the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial results for the interim periods included herein have been made. The results of operations for the three and six month periods ended August 31, 1999 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended February 28, 1999.

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

RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED AUGUST 31, 1999 COMPARED TO THE
                        THREE MONTH PERIOD ENDED AUGUST 31, 1998

         NET SALES: Net sales increased $4.5 million, or 13.3%, from $33.8 million in the second quarter of fiscal 1999 to $38.3 million in the second quarter of fiscal 2000. Packaging sales increased $0.4 million, or 1.5%, from $26.5 million in the second quarter of fiscal 1999 to $26.9 million in the second quarter of fiscal 2000 primarily due to new sales of food storage containers to S.C. Johnson & Son, Inc. ("S.C. Johnson") that were partially offset by lower sales to Yoplait U.S.A. ("Yoplait") and the Dannon Company, Inc. ("Dannon"). Promotional sales increased $4.1 million, or 56.2%, from $7.3 million in the second quarter of fiscal 1999 to $11.4 million in the second quarter of fiscal 2000. This increase was primarily due to higher volume including sales of the Company's new 32 ounce polystyrene CRUISER CUP(R) to Tricon Restaurant Services Group, Inc. ("Tricon") and sales of the new TWIST N' GO(R) beverage container to PepsiCo Inc. ("Pepsi").

         GROSS PROFIT: Gross profit increased $2.6 million, from $6.2 million in the second quarter of fiscal 1999 to $8.8 million in the second quarter of fiscal 2000 due to higher sales. Gross margins increased from 18.5% in the second quarter of fiscal 1999 to 23.1% in the second quarter of fiscal 2000 primarily due to higher plant utilization resulting from increased sales, and favorable product mix.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased $0.5 million, from $1.5 million in the second quarter of fiscal 1999 to $2.0 million in the second quarter of fiscal 2000, and increased as a percentage of net sales from 4.5% to 5.2% primarily due to higher salary and travel and entertainment expenses.

         OPERATING INCOME: Operating income increased $2.1 million, from $4.6 million, or 13.5% of net sales, in the second quarter of fiscal 1999 to $6.7 million, or 17.4% of net sales, in the second quarter of fiscal 2000 due to the reasons noted above.

         INTEREST EXPENSE: Interest expense increased $0.5 million, from $3.4 million in the second quarter of fiscal 1999 to $3.9 million in the second quarter of fiscal 2000, due to borrowings under the Company's Credit Agreement.

         INCOME TAXES: Income taxes increased $0.7 million, from $0.5 million in the second quarter of fiscal 1999 to $1.2 million in the second quarter of fiscal 2000, due to higher earnings. The Company's effective state and Federal tax rate was 43% in the second quarters of fiscal 1999 and 2000.

         NET INCOME: For the reasons noted above, net income increased $0.9 million, from $0.7 million in the second quarter of fiscal 1999 to $1.6 million in the second quarter of fiscal 2000.


RESULTS OF OPERATIONS - SIX MONTH PERIOD ENDED AUGUST 31, 1999 COMPARED TO THE
                        SIX MONTH PERIOD ENDED AUGUST 31, 1998

         NET SALES: Net sales increased $8.3 million, or 11.7%, from $70.7 million in the first six months of fiscal 1999 to $79.0 million in the first six months of fiscal 2000. Packaging sales increased $3.2 million, or 6.0%, from $53.2 million in the first six months of fiscal 1999 to $56.4 million in the first six months of fiscal 2000 primarily due to a full six months of new sales of food storage containers to S.C. Johnson that were partially offset by lower sales to Yoplait and Dannon. Promotional sales increased $5.1 million, or 29.1%, from $17.5 million in the first six months of fiscal 1999 to $22.6 million in the first six months of fiscal 2000. This increase was primarily due to higher volume including sales of the Company's new 32 ounce polystyrene CRUISER CUP(R) to Tricon and sales of the new TWIST N' Go(R) beverage container to Pepsi.

         GROSS PROFIT: Gross profit increased $3.1 million, from $13.9 million in the first six months of fiscal 1999 to $17.0 million in the first six months of fiscal 2000 due to higher sales. Gross margins increased from 19.7% in the first six months of fiscal 1999 to 21.5% in the first six months of fiscal 2000 primarily due to higher plant utilization resulting from increased sales, and favorable product mix.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased $1.0 million from $3.0 million in the first six months of fiscal 1999 to $4.0 million in the first six months of fiscal 2000, and increased as a percentage of net sales from 4.2% to 5.1% primarily due to higher salary and travel and entertainment expenses.

         OPERATING INCOME: Operating income increased $2.1 million, from $10.6 million, or 14.9% of net sales, in the first six months of fiscal 1999 to $12.7 million, or 16.1% of net sales, in the first six months of fiscal 2000 due to the reasons noted above.

         INTEREST EXPENSE: Interest expense increased $0.9 million, from $6.8 million in the first six months of fiscal 1999 to $7.7 million in the first six months of fiscal 2000, due to borrowings under the Company's Credit Agreement.

         INCOME TAXES: Income taxes increased $0.5 million, from $1.6 million in the first six months of fiscal 1999 to $2.1 million in the first six months of fiscal 2000, due to higher earnings. The Company's effective state and Federal tax rate was 43% in the first six months of fiscal 1999 and 2000.

         NET INCOME: For the reasons noted above, net income increased $0.6 million, from $2.2 million in the first six months of fiscal 1999 to $2.8 million in the first six months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1999, PRI's Bank Credit Agreement ("Credit Agreement") was amended to permit the Company to borrow an additional $10.0 million through equipment acquisition term loans. On April 27, 1999, the Company further amended the Credit Agreement to increase the revolving credit capacity to a maximum of $22.5 million, and to reduce the amount of available equipment acquisition term loans to $7.5 million. As of August 31, 1999, there were $29.0 million of outstanding borrowings under the Credit Agreement.

Cash provided by operating activities increased to $15.7 million in the first six months of fiscal 2000 from $9.8 million in the comparable period of fiscal 1999. The increase resulted primarily from higher net income and a decrease in other assets. The decrease in other assets resulted from the reimbursement for deposits for equipment that will be leased and deposits related to equipment that has been placed in service that has been reclassified to property, plant and equipment. This change more than offset the decrease from changes in working capital.

Capital expenditures were $14.3 million and $25.1 million for the first six months of fiscal 1999 and 2000, respectively. These expenditures, which expanded production capacity and reduced costs, include (i) the addition of new production lines and printing equipment, (ii) the expansion of the Company's manufacturing space and (iii) the engineering and manufacture of new production molds. PRI's estimated capital expenditures for the balance of fiscal 2000 are expected to range from $5.0 million to $10.0 million and will include new equipment and molds as well as plant modifications.

In June 1999 the Company sold a building in Ft. Worth, Texas. The disposal of this building did not have a material impact on the Company's financial condition or results of operations.

During the first six months of fiscal 2000, cash provided by financing activities was $8.2 million which included $4.5 million borrowed under the Revolving Credit Facility and $3.7 million borrowed through Equipment Acquisition Term Loans.

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

RECENT DEVELOPMENTS

In fiscal 1999 the Company commenced significant new business with both existing and new customers. In June 1998, PRI began serving as the sole supplier to S.C. Johnson of reusable/disposable food storage containers which are sold under the ZIPLOC(R) brand name under a contract that expires in June 2003. In June 1998, the Company also began serving as the majority supplier to Tricon , under a contract that expires in May 2001, for a 32 ounce thermoform CRUISER CUP(R) that has been introduced nationally in the Taco Bell chain of restaurants. This new disposable plastic cup is available for soft drinks and replaced all 32 ounce paper cups in the Taco Bell system. In addition, in August 1999 the Company began serving as the sole supplier to Pepsi of a new TWIST N' GO(R) beverage container that is sold as a cup designed specifically to capture the fountain beverage take-out market under a contract that expires in December 2004.

As previously reported, Dannon advised the Company that PRI will no longer serve as a supplier of Dannon's eight ounce yogurt cups after the expiration of the current supply agreement for this product in December 1999. The Dannon eight ounce cups accounted for approximately 11% of the Company's net sales during the six months ended August 31, 1999.

As previously reported, the Company's existing agreement relating to the supply of six ounce yogurt cups to Yoplait will expire in December 1999 and will not be extended or renewed. Yoplait six ounce cups accounted for approximately 15% of the Company's net sales during the six months ended August 31, 1999. The Company will continue to serve as the sole supplier of Yoplait's four ounce cups under a contract that expires in February 2003.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          For a discussion of certain market risks related to the Company, see
          Part I, Item 7a. "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999. Based on borrowings outstanding under the Credit Agreement as of August 31, 1999, the Company estimates that a 1% increase in interest rates would result in an approximate $290,000 increase in annual interest expense.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          N/A

ITEM 5.   OTHER INFORMATION
          N/A

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS: The following exhibits are included in this Report on Form 10-Q:

                              27.1    Financial Statement Schedule

          (b) REPORTS ON FORM 8-K: The Company did not file any reports on Form 8-K during the three months ended August 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PACKAGING RESOURCES INCORPORATED
                                          ---------------------------------
                                          Registrant



Date    SEPTEMBER 27, 1999                /S/  Jerry J. Corirossi
     -------------------------------      -------------------------------------
                                          Jerry J. Corirossi
                                          Executive Vice President, Finance and
                                          Administration and Chief Financial
                                          Officer and duly authorized officer