Form 10-Q
period 1999-11-30
PACKAGING RESOURCES INC
filed 2000-01-13
CIK 825790

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to________________________
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

                    As of December 31, 1999, the issuer had outstanding 1,000 shares of Common Stock, $.01 par value per share.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        PACKAGING RESOURCES INCORPORATED
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)



                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              NOVEMBER 30                   NOVEMBER 30
                                                         -------------------           ---------------------
                                                           1999       1998                1999         1998
                                                         -------------------           ---------------------
Net sales                                                $ 38,172   $ 34,615           $117,212     $105,287

Cost of goods sold                                         32,522     28,723             94,511       85,491
                                                         -------------------           ---------------------

Gross profit                                                5,650      5,892             22,701       19,796

Selling, general & administrative expenses                  2,065      1,553              6,065        4,538
Amortization of intangibles and other assets                  178        178                534          534
                                                         -------------------           ---------------------
Operating income                                            3,407      4,161             16,102       14,724

Interest expense                                            3,950      3,430             11,684       10,207
                                                         -------------------           ---------------------
Income (loss) before income taxes                            (543)       731              4,418        4,517

Income tax expense (benefit)                                 (233)       314              1,900        1,942
                                                         -------------------           ---------------------
Net income (loss)                                        $   (310)  $    417           $  2,518     $  2,575
                                                         ========   ========           ========     ========

See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                                 BALANCE SHEETS

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                 NOVEMBER 30,      FEBRUARY 28,
                                                                    1999              1999
                                                                -------------      ------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                   $      832         $  1,672
    Accounts receivable, net                                        17,785           13,915
    Inventories                                                     27,747           24,922
    Prepaid expenses                                                   922              431
    Deferred income taxes                                              776              776
                                                                ----------         --------

Total current assets                                                48,062           41,716

Property, plant, and equipment, net                                 93,205           75,988
Intangibles, net                                                    18,547           19,081
Other assets                                                         3,041           18,031
                                                                ----------         --------
                                                                $  162,855         $154,816
                                                                ==========         ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term debt                         $    1,375         $    126
   Accounts payable                                                 14,787           12,114
   Accrued expenses                                                  5,731           14,649
                                                                ----------         --------
Total current liabilities                                           21,893           26,889

Long-term debt, excluding current maturities                       141,625          130,668

Deferred income taxes                                               10,551            9,184
                                                                ----------         --------
Total liabilities                                                  174,069          166,741

Stockholder's equity (deficit):

   Common stock, $.01 par value; 1,000 shares authorized,
   issued, and outstanding                                               -                -
   Accumulated deficit                                             (11,214)         (11,925)
                                                                ----------         --------
Total stockholder's equity (deficit)                               (11,214)         (11,925)
                                                                ----------         --------
                                                                $  162,855         $154,816
                                                                ==========         ========

     See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                        NOVEMBER 30
                                                                ---------------------------
                                                                    1999            1998
                                                                ----------       ----------
Cash flows from operating activities:

      Net income                                                $   2,518        $  2,575
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                            7,774           7,316
           Deferred income taxes                                    1,367           1,424
           Other, net                                                   0             244
           Change in assets and liabilities:
              Change in current assets                             (7,186)            804
              Change in current liabilities                        (6,245)          2,077
              Change in other assets                               14,816            (783)
-------------------------------------------------------------------------------------------
Net cash provided by operating activities                          13,044          13,657
-------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Capital expenditures                                        (27,057)        (26,154)
-------------------------------------------------------------------------------------------

Net cash used in investing activities                             (27,057)        (26,154)
-------------------------------------------------------------------------------------------

Cash flows from financing activities:

      Proceeds from Sale/Leaseback of Equipment                     2,774               0
      Borrowings under credit agreement                             8,500           7,500
      Borrowings under equipment acquisition loans                  3,706               0
      Dividends Paid                                               (1,807)              0
-------------------------------------------------------------------------------------------

Net cash provided by financing activities                          13,173           7,500
-------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                            (840)         (4,997)
Cash and cash equivalents at beginning of period                    1,672           7,929
-------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                      $     832        $  2,932
-------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information - cash paid for:

        Interest                                                $  14,338        $ 12,871
        Income taxes                                            $     528        $    518
-------------------------------------------------------------------------------------------

 See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1)   BASIS OF PRESENTATION

The balance sheet as of November 30, 1999 and the statements of operations for the three and nine month periods ended November 30, 1999 and the statement of cash flows for the nine months ended November 30, 1999 have been prepared by Packaging Resources Incorporated ("PRI" or the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial results for the interim periods included herein have been made. The results of operations for the three and nine month periods ended November 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

RESULTS OF OPERATIONS -- THREE MONTH PERIOD ENDED NOVEMBER 30, 1999 COMPARED TO
                         THE THREE MONTH PERIOD ENDED NOVEMBER 30, 1998

         NET SALES: Net sales increased $3.6 million, or 10.3%, from $34.6 million in the third quarter of fiscal 1999 to $38.2 million in the third quarter of fiscal 2000. Packaging sales decreased $1.4 million, or 5.2%, from $27.4 million in the third quarter of fiscal 1999 to $26.0 million in the third quarter of fiscal 2000, primarily due to lower sales to Yoplait U.S.A. ("Yoplait") and The Dannon Company, Inc. ("Dannon") that were partially offset by higher sales of food storage containers to S.C. Johnson & Son, Inc. ("S.C. Johnson"). Promotional sales increased $5.0 million, or 69.1%, from $7.2 million in the third quarter of fiscal 1999 to $12.2 million in the third quarter of fiscal 2000. This increase was due to higher volume including sales of the Company's 32 ounce polystyrene CRUISER CUP-REGISTERED TRADEMARK- to Tricon Restaurant Services Group, Inc. ("Tricon") and sales of the new TWIST N' GO-REGISTERED TRADEMARK- beverage container to PepsiCo Inc. ("Pepsi").

         GROSS PROFIT: Gross profit decreased $0.2 million, from $5.9 million in the third quarter of fiscal 1999 to $5.7 million in the third quarter of fiscal 2000. Gross margins decreased from 17.0% in the third quarter of fiscal 1999 to 14.8% in the third quarter of fiscal 2000 primarily due to inefficiencies associated with the start-up of certain new products, and costs related to the transfer of production activities from the Company's Kansas City facility to other plants. Gross margin for the third quarter of fiscal 2000 was positively affected by favorable pricing under existing supply agreements with customers, some of which include "take-or-pay" provisions. Such provisions, which require the customers to purchase minimum quantities or make specified minimum payments even if they do not take delivery of the contracted products, recognize the significant fixed cost investment required by the Company to fulfill the terms of certain agreements. During the third quarter of fiscal 2000, certain minimum volume requirements were not met and the Company recognized $2,025,000 in specified minimum payments due under the agreements.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased $0.6 million, from $1.5 million in the third quarter of fiscal 1999 to $2.1 million in the third quarter of fiscal 2000, and increased as a percentage of net sales from 4.5% to 5.4% primarily due to higher salary and travel expenses.

         OPERATING INCOME: Operating income decreased $0.7 million, from $4.1 million, or 12.0% of net sales, in the third quarter of fiscal 1999 to $3.4 million, or 8.9% of net sales, in the third quarter of fiscal 2000 due to the reasons noted above.

         INTEREST EXPENSE: Interest expense increased $0.5 million, from $3.4 million in the third quarter of fiscal 1999 to $3.9 million in the third quarter of fiscal 2000, primarily due to higher borrowings under the Company's Credit Agreement.

         INCOME TAXES: Income taxes decreased $0.5 million, from a $0.3 million provision in the third quarter of fiscal 1999 to a $0.2 million benefit in the third quarter of fiscal 2000, due to lower earnings. The Company's effective state and Federal tax rate was 43% in the third quarters of fiscal 1999 and 2000.

         NET INCOME: For the reasons noted above, net income decreased $0.7 million, from $0.4 million of net income in the third quarter of fiscal 1999 to $0.3 million of net loss in the third quarter of fiscal 2000.

RESULTS OF OPERATIONS -- NINE MONTH PERIOD ENDED NOVEMBER 30, 1999 COMPARED TO
                         THE NINE MONTH PERIOD ENDED NOVEMBER 30, 1998

         NET SALES: Net sales increased $11.9 million, or 11.3%, from $105.3 million in the first nine months of fiscal 1999 to $117.2 million in the first nine months of fiscal 2000. Packaging sales increased $1.8 million, or 2.2%, from $80.6 million in the first nine months of fiscal 1999 to $82.4 million in the first nine months of fiscal 2000 primarily due to a full nine months of sales of food storage containers to S.C. Johnson that were partially offset by lower sales to Yoplait and Dannon. Promotional sales increased $10.1 million, or 41.2%, from $24.7 million in the first nine months of fiscal 1999 to $34.8 million in the first nine months of fiscal 2000. This increase was due to higher volume including sales of the Company's 32 ounce polystyrene CRUISER CUP-REGISTERED TRADEMARK- to Tricon and sales of the new TWIST N' GO-REGISTERED TRADEMARK- beverage container to Pepsi.

         GROSS PROFIT: Gross profit increased $2.9 million, from $19.8 million in the first nine months of fiscal 1999 to $22.7 million in the first nine months of fiscal 2000 due to higher sales. Gross margins increased from 18.8% in the first nine months of fiscal 1999 to 19.4% in the first nine months of fiscal 2000 primarily due to higher volume. This increase was partially offset by inefficiencies associated with the start-up of certain new products and costs related to the transfer of production activities from the Company's Kansas City facility to other plants. Gross margin for the first nine months of fiscal 2000 was positively affected by favorable pricing under existing supply agreements with customers, some of which include "take-or-pay" provisions. Such provisions, which require the customers to purchase minimum quantities or make specified minimum payments even if they do not take delivery of the contracted products, recognize the significant fixed cost investment required by the Company to fulfill the terms of certain agreements. During the first nine months of fiscal 2000, certain minimum volume requirements were not met and the Company recognized $3,325,000 in specified minimum payments due under the agreements.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased $1.5 million from $4.5 million in the first nine months of fiscal 1999 to $6.0 million in the first nine months of fiscal 2000, and increased as a percentage of net sales from 4.3% to 5.2% due to higher salary and travel expenses.

         OPERATING INCOME: Operating income increased $1.4 million, from $14.7 million, or 14.0% of net sales, in the first nine months of fiscal 1999 to $16.1 million, or 13.7% of net sales, in the first nine months of fiscal 2000 due to the reasons noted above.

         INTEREST EXPENSE: Interest expense increased $1.5 million, from $10.2 million in the first nine months of fiscal 1999 to $11.7 million in the first nine months of fiscal 2000, primarily due to higher borrowings under the Company's Credit Agreement.

         INCOME TAXES: Income taxes of $1.9 million in the first nine months of fiscal 1999 remained constant in the first nine months of fiscal 2000. The Company's effective state and Federal tax rate was 43% in the first nine months of fiscal 1999 and 2000.

         NET INCOME: For the reasons noted above, net income decreased slightly from $2.6 million in the first nine months of fiscal 1999 to $2.5 million in the first nine months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1999, PRI's Bank Credit Agreement ("Credit Agreement") was amended to permit the Company to borrow an additional $10.0 million through equipment acquisition term loans. On April 27, 1999, the Company further amended the Credit Agreement to increase the revolving credit capacity to a maximum of $22.5 million, and to reduce the amount of available equipment acquisition term loans to $7.5 million. On October 7, 1999, the Company further amended the Credit Agreement to increase the revolving credit capacity to a maximum of $25.5 million. As of November 30, 1999, there were $33.0 million of outstanding borrowings under the Credit Agreement.

Cash provided by operating activities decreased to $13.0 million in the first nine months of fiscal 2000 from $13.7 million in the comparable period of fiscal 1999. The decrease resulted primarily from changes in working capital. This decrease was partially offset by a decrease in other assets which resulted from the reimbursement of deposits for equipment that was leased as well as deposits related to equipment that has been placed in service and, therefore, reclassified to property, plant and equipment.

Capital expenditures were $26.2 million and $27.1 million for the first nine months of fiscal 1999 and 2000, respectively. These expenditures, which expanded production capacity and reduced costs, include (i) the addition of new production lines and printing equipment, (ii) the expansion of the Company's manufacturing space and (iii) the engineering and manufacture of new production molds. PRI's estimated capital expenditures for the balance of fiscal 2000 are expected to range from $3.0 million to $5.0 million and will include new equipment and molds as well as plant modifications.

In June 1999 the Company sold a building in Ft. Worth, Texas. The disposal of this building did not have a material impact on the Company's financial condition or results of operations.

During the first nine months of fiscal 2000, cash provided by financing activities was $13.2 million which included $8.5 million borrowed under the Revolving Credit Facility and $3.7 million borrowed through Equipment Acquisition Term Loans. Also during the first nine months, the Company received proceeds of $2.8 million from the sale and leaseback of certain equipment and paid a dividend of $1.8 million to Packaging Resources Group ("Group") to cover interest expenses associated with senior notes issued by Group.

Although there can be no assurances, the Company anticipates that its operating cash flow along with the borrowings available under the Credit Agreement, will be sufficient to meet its current operating expenses, projected capital expenditures and debt service requirements (including the need to pay dividends to Group to service its debt) as they become due.

Instruments governing the Company's indebtedness, including the Credit Agreement and the Indenture governing the Senior Secured Notes, contain financial and other covenants that restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. Such limitations, together with the highly leveraged nature of the Company, could limit corporate and operating activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. In addition, if such limitations prohibit the Company from paying dividends to Group and Group is, consequently, unable to continue to make interest payments on its senior notes, Group will be in default under the indenture governing the notes. Any such default may trigger cross-defaults under outstanding indebtedness of the Company and may result in the acceleration of amounts due thereunder.

RECENT DEVELOPMENTS

In June 1998, PRI began serving as the sole supplier to S.C. Johnson of reusable/disposable food storage containers which are sold under the ZIPLOC-REGISTERED TRADEMARK- brand name under a contract that expires in June 2003. In June 1998, the Company also began serving as the majority supplier to Tricon , under a contract that expires in May 2001, for a 32 ounce thermoform CRUISER CUP-REGISTERED TRADEMARK- that has been introduced nationally in the Taco Bell chain of restaurants. This new disposable plastic cup is available for soft drinks and replaced all 32 ounce paper cups in the Taco Bell system. In addition, in August 1999 the Company began serving as the sole supplier to Pepsi of a new TWIST N' GO-REGISTERED TRADEMARK-beverage container that is sold as a cup designed specifically for the fountain beverage take-out market under a contract that expires in December 2004.

As previously reported, Dannon advised the Company that PRI will no longer serve as a supplier of Dannon's eight ounce yogurt cups after the expiration of the current supply agreement which expired in December 1999. The Dannon eight ounce cups accounted for approximately 11% of the Company's net sales during the nine months ended November 30, 1999.

As previously reported, the Company's existing agreement relating to the supply of six ounce yogurt cups to Yoplait expired in December 1999 and will not be extended or renewed. Yoplait six ounce cups accounted for approximately 15% of the Company's net sales during the nine months ended November 30, 1999. The Company will continue to serve as the sole supplier of Yoplait's four ounce cups under a contract that expires in February 2003.

Although there can be no assurances, PRI expects that the aforementioned new business will more than offset its loss of business with Yoplait and Dannon.

During the third quarter of fiscal 2000, the Company moved all production activities from its Kansas City, Missouri facility to other plants to reduce manufacturing overhead costs. The Kansas City facility will continue to be used for warehouse and distribution purposes until the lease expires on October 31, 2000. The costs incurred in this move did not have a material impact on the Company's financial condition or results of operations.

IMPACT OF THE YEAR 2000 ON THE COMPANY'S OPERATIONS

Although there can be no assurance that there will be no problems related to the year 2000 ("Y2K"), as of the date of this filing Y2K has not resulted in any disruption or interruption of the Company's manufacturing facilities, information systems or relationships with suppliers or customers. The total costs associated with its Y2K readiness program were not material to the Company's financial position or results from operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           For a discussion of certain market risks related to the Company, see Part I, Item 7a. "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999. Based on borrowings outstanding under the Credit Agreement as of November 30, 1999, the Company estimates that a 1% increase in interest rates would result in an approximate $330,000 increase in annual interest expense.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           N/A

ITEM 2.    CHANGES IN SECURITIES

           N/A

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           N/A

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           N/A

ITEM 5.    OTHER INFORMATION

           N/A

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS:  The following exhibits are included in this
                          Report on Form 10-Q:
                             4.3(c)  Tenth Amendment dated as of
                          October 7, 1999 to the Credit Agreement dated as of May 17, 1996 among PRI, the lenders signatory thereto and LaSalle Bank, N.A., as administrative agent

                             27.1    Financial Statement Schedule

           (b) REPORTS ON FORM 8-K:  The Company did not file any reports on Form 8-K during the three months
                                     ended November 30, 1999.

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PACKAGING RESOURCES INCORPORATED
                                   Registrant




Date    January 13, 2000           /s/  Jerry J. Corirossi
    -------------------------      --------------------------------------------
                                   Jerry J. Corirossi
                                   Executive Vice President, Finance and
                                   Administration and Chief Financial Officer
                                   and duly authorized officer