Form 10-K405
period 2000-02-29
PACKAGING RESOURCES INC
filed 2000-05-30
CIK 825790

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -------------------------
                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           -------------------------

   For the fiscal year ended                             Commission file
       February 29, 2000                                 number 333-05885


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

           ----------------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None.

           ----------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of May 26, 2000, 1,000 shares of the registrant's common stock, $0.01 par value per share, were outstanding. None of the outstanding shares were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain exhibits set forth in Item 14 of Part IV are incorporated by reference to the registrant's Registration Statement on Form S-1 (Commission File No. 333-05885) filed on June 13, 1996, Annual Report on Form 10-K (Commission File No. 333-05885) filed on May 28, 1998, Quarterly Report on Form 10-Q (Commission File No. 333-05885) filed on October 7, 1998, Annual Report on Form 10-K (Commission File No. 333-05885) filed on May 28, 1999, and Quarterly Report on Form 10-Q (Commission File No. 333-05885) filed on January 13, 2000.

                                TABLE OF CONTENTS

                                     PART I



                                                                                                  Page
                                                                                                   No.
                                                                                                  ----
Item 1.     Business................................................................................2

Item 2.     Properties..............................................................................8

Item 3.     Legal Proceedings.......................................................................8

Item 4.     Submission of Matters to a Vote of Security Holders.....................................8

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters...................9

Item 6.     Selected Financial Data.................................................................9

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...................................................................10

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk..............................15

Item 8.     Financial Statements and Supplementary Data.............................................16

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure....................................................................16

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.....................................16

Item 11.    Executive Compensation.................................................................18

Item 12.    Security Ownership of Certain Beneficial Owners and Management.........................20

Item 13.    Certain Relationships and Related Transactions.........................................22

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................24


                                     PART I


ITEM 1.  BUSINESS.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. PRI has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to risks and uncertainties, including, among other things:

-    PRI's reliance on key customers and supply agreements

- Trends and conditions in the rigid plastic packaging and plastic beverage cup industries, including fluctuations in resin costs

-    PRI's substantial debt and existing defaults thereunder

-    PRI's future capital needs and

-    PRI's ability to compete

     PRI undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, actual results may differ materially from those reflected in any forward-looking statements.

GENERAL

     Packaging Resources Incorporated (the "Company" or "PRI") is a leading developer, manufacturer and marketer of rigid plastic food packaging, serving primarily as a supplier of customized containers for national branded consumer products. The Company is the largest domestic manufacturer of shelf stable, multi-layer (impermeable to air and moisture) containers for nutritional supplements, frosting containers and reusable/disposable food storage containers. The Company also is the largest domestic designer and manufacturer of promotional beverage cups in the United States, marketing these products primarily to the fast-food and beverage industries. For the fiscal year ended February 29, 2000, the Company generated net sales of $146.3 million. Approximately 70% of the Company's net sales in such period were attributable to rigid plastic food packaging and 30% to promotional beverage cups.

     The Company's food packaging products are sold to over 80 customers, including manufacturers of national branded food, dairy and pharmaceutical products such as General Mills, Inc. ("General Mills"), including its Yoplait U.S.A. division ("Yoplait"), Ross Laboratories ("Ross Labs"), a division of Abbott Laboratories, Inc. ("Abbott Labs"), The Haagen Dazs Company, Inc. ("Haagen Dazs"), Pillsbury Company ("Pillsbury") and S.C. Johnson & Son, Inc. ("S.C. Johnson"). The Company is a major supplier of promotional beverage cups to over 250 companies in the fast-food, sports stadium and beverage industries, including McDonald's, Coca-Cola, Pepsi-Cola Company ("Pepsi"), Tricon Restaurant Services Group, Inc. ("Tricon"), Aramark and Burger King.

     PRI was formed as a Delaware corporation in 1984. In 1993, PRI became a wholly-owned subsidiary of Packaging Resources Group, Inc. ("Group"), a Delaware corporation.

PRODUCTS AND CUSTOMERS

     The Company's products are divided into two categories: rigid plastic food packaging and promotional beverage cups.

RIGID PLASTIC FOOD PACKAGING

     The Company serves a number of niche markets within the rigid plastic food packaging industry with products that include refrigerated yogurt containers, multi-layer containers for nutritional supplements and infant formula, frosting cans and lids and reusable/disposable food storage containers. The Company also produces containers and lids for manufacturers of cream and ricotta cheeses, concentrated soup bases, ice cream, coffee and snack products.

     The Company sells its food packaging products to over 80 customers throughout the United States, including the following manufacturers of nationally branded products:

      General Mills                 Ross Labs (a division of Abbott Labs)
        Pillsbury                   Yoplait (a division of General Mills)
  S.C. Johnson & Son, Inc.          Haagen Dazs (a division of Pillsbury)

     The Company supplies substantially all of the four ounce yogurt containers used by Yoplait. The Company is the sole source supplier of the multi-layer plastic container used by Ross Labs for its ENSURE-Registered Trademark- nutritional supplement and SIMILAC-Registered Trademark- infant formula product lines. The Company is also the sole supplier of plastic frosting cans and lids for Pillsbury and General Mills. PRI is also the sole supplier to S.C. Johnson of reusable/disposable food storage containers which are sold under the ZIPLOC-Registered Trademark- brand name. General Mills (including Yoplait), Ross Labs, and S.C. Johnson represented approximately 19.4%, 12.5% and 11.5%, respectively, of the Company's total net sales in the fiscal year ended February 29, 2000.

PROMOTIONAL BEVERAGE CUPS

     The Company is the majority supplier to Tricon of a 32 ounce thermoform CRUISER CUP-Registered Trademark- that has been introduced nationally in the Taco Bell chain of restaurants. This new disposable plastic cup is available for soft drinks and replaces all 32 ounce paper cups in the Taco Bell system. Tricon represented approximately 21.3% of the Company's total net sales in the fiscal year ended February 29, 2000.

     In addition, the Company has a five year agreement with Pepsi for PRI to be the sole supplier of a new 32 oz. TWIST N' GO-Registered Trademark-beverage container that is sold as a cup designed specifically to capture the fountain beverage take-out market. Shipments of this new container commenced in the summer of 1999.

     The Company is also engaged in the design, manufacture and marketing of a wide assortment of injection molded promotional beverage cups ranging in size from 12 ounces to 64 ounces. Promotional beverage cups are marketed directly to fast-food and beverage companies, such as McDonald's, Burger King, Jack-in-the Box, Coca-Cola, Pepsi and Tricon, as well as to specialty distributors for resale to fast-food and beverage companies, sports stadiums, movie theaters and food service companies.

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



CUSTOMER                            PRODUCT                            EXPIRATION DATE
Ross Products Division of Abbott    Ensure, Isomil and Similac         February, 2001
Laboratories                        plastic cans

S.C. Johnson & Son, Inc.            Ziploc-Registered Trademark-       June, 2003
                                    containers and lids

General Mills Operations, Inc.      Four-ounce multi-pack cups         February, 2003
(Yoplait)

Tricon Restaurant Services Group,   32 oz. polystyrene                 June, 2002
Inc. (1)                            CRUISER CUPS-Registered Trademark-
                                    and lids

Pepsi-Cola Company                  TWIST N' GO-Registered             December, 2004 (2)
                                    Trademark- containers



     (1) Tricon Restaurant Services Group, Inc. is made up of the Pizza Hut, Taco Bell and Kentucky Fried Chicken restaurant chains.

     (2) PRI commenced full-scale production under this agreement in August, 1999.

The prices provided for in these supply agreements generally are based on specified volume levels and are subject to (i) adjustments for increases or decreases in resin prices and (ii) annual negotiated adjustments relating to cost elements other than resin price. Certain of these agreements also contain minimum volume purchase requirements by customers. The products manufactured under these agreements generally require the use of proprietary tooling and molds, some of which PRI owns. In certain cases, the tooling and molds PRI owns are subject to purchase options which may be exercised by the customer upon termination of the applicable supply agreement. Certain of these supply agreements prohibit PRI from selling similar containers to the customer's competitors during the respective terms of such agreements. All of PRI's supply agreements require it to satisfy certain product quality standards. While PRI anticipates that it will be able to extend or renew its existing supply agreements upon their expiration, no assurance can be given that PRI will be able to do so or that the terms of any such extension or renewal will be as favorable to PRI.

MANUFACTURING

     The Company has production capabilities in injection molding and thermoforming. Because each of these processes offers different advantages in achieving certain performance features such as structural strength, rigidity and graphics retention, the Company is able to be highly responsive to customer requirements and preferences by offering a broader range of packaging alternatives than many of its competitors.

     Injection molding involves the injection of molten plastic into multi-cavity male and female molds at extremely high temperatures and the application of pressure to force the plastic to take the desired form. The Company operates high speed injection molding machines utilizing modern multi-cavity hot and cold runner molds. The Company's four 660 ton clamp capacity injection molding machines are designed specifically to produce lightweight, thin-walled parts and are among the most technologically advanced machines of their kind. They are controlled by micro-processors that provide statistical process control and state-of-the-art diagnostic capabilities. Recently, the Company also purchased eight new 750 ton injection molding machines designed specifically to produce the components for the new TWIST N' GO-Registered Trademark- beverage container for Pepsi. The Company has the in-house capability to design, test and produce production molds for its injection molding machines.

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

     The Company has the ability to produce state-of-the-art graphics on its packaging and promotional cups. The Company uses advanced computer technology and color processing to create photograph-like images on pre-formed plastic containers and cups. Also, the Company has the technology and high-speed equipment to attach labels, including lenticular labels which provide live action video or animation on a cup, or souvenir cards to plastic cups.

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

TECHNICAL CENTERS

     The Company's two technical centers feature extensive in-house design, engineering, tooling, prototype production and processing capabilities utilizing CAD/CAM technology. In addition to overseeing the ongoing maintenance and performance of the Company's manufacturing operations, these technical centers provide key support for the Company's marketing efforts. In this regard, the Company's in-house design and production engineers work closely with existing and potential customers in the preliminary stages of product design and development, in many instances using single cavity thermoforming and injection molding machines which are dedicated to product research and development to test prototype molds and packaging parts. Substantially all of the production molds used by the Company's injection molding and thermoforming operations are designed and manufactured/assembled at the Company's technical centers in New Vienna, Ohio and Coleman, Michigan. In the fiscal year ended February 29, 2000, the Company spent approximately $2.0 million on research and development activities. Management believes that the Company's in-house design, engineering and graphics capabilities are among the most extensive and sophisticated in the industry and significantly reduce the Company's tooling and equipment costs as well as product development time.

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

     The Company's main competitors in the rigid plastic food packaging business are Landis Plastics, Inc., PolyTainer Inc. and Fabri-Kal Corp. In the promotional beverage cup business, the Company's principal competitors are Berry Plastics, Pescor, Sweetheart Cup Company Inc. and Whirley Industries, Inc.

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

     Most of the plastic resins used by the Company are available from a variety of sources. The Company's current supply agreement with Ross Labs requires that it purchase one of several of the resins required for the shelf stable, multi-layer containers that the Company manufactures for Ross Labs exclusively from Exxon Corporation ("Exxon"). During the fiscal year ended February 29, 2000, this resin accounted for approximately 4.5% of the resins purchased by the Company. The Company has relied on Exxon as the sole source supplier of this particular resin since it began manufacturing products for Ross Labs in 1991 and has no reason to believe that Exxon will not continue to supply the Company with this resin. However, there can be no assurance that Exxon will be able to continue to supply the Company with adequate amounts of this resin on a timely basis in the future to allow the Company to meet its production requirements for Ross Labs' containers. The unanticipated loss of Exxon as a supplier or a delay in its shipments could have a material adverse effect on the Company's business, financial condition and results of operations. PRI maintains a renewable one-year supply contract with Exxon which is scheduled to expire on December 31, 2000. With the exception of its relationship with Exxon, the Company does not believe that it is materially dependent upon any single source for any of its raw materials. The Company anticipates that it will be able to purchase sufficient quantities of resin for the foreseeable future. However, should any of its suppliers fail to deliver under their arrangements, the Company would be forced to purchase raw materials on the open market, and no assurances can be given that it would be able to make such purchases at prices which would allow it to remain competitive.

     Over 76% of the Company's sales in the fiscal year ended February 29, 2000 were made pursuant to multi-year customer supply agreements that generally allow the Company to pass through increases in resin prices (and obligate the Company to pass on resin price decreases) to customers. The risk associated with resin price fluctuations in beverage cup sales not under long-term contracts is mitigated in many instances by the relatively short time period between product order and delivery (approximately 3 to 6 weeks).

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

EMPLOYEES

     As of February 29, 2000, the Company had approximately 971 employees, of which 877 were engaged in production or production support, 49 in research, development and engineering, 18 in marketing and sales and 27 in corporate management and administration. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES.

     The Company's operations are conducted through four facilities in four states within the United States. The Company's principal executive offices are located in Lake Forest, Illinois and are leased by the Company. The Company's facilities are designed to provide for efficient manufacturing, material handling and storage of its products. Management believes that substantially all of the Company's property and equipment is in good condition and that it has sufficient capacity to meet its current manufacturing and distribution requirements.

     The following table provides certain information regarding the Company's operating facilities.


                                             BUILDING
         FACILITY             OWNERSHIP      SQ. FEET         FUNCTION                       LEASE EXPIRATION
         --------             ---------      --------         --------                       ----------------
      Coleman, MI               Owned        148,000  Manufacturing/Technical Center                -
      Mt. Carmel, PA            Owned        142,000  Manufacturing                                 -
      New Vienna, OH            Owned        292,000  Manufacturing/Technical Center                -
      Phoenix, AZ               Leased       178,000  Manufacturing                          August 31, 2008



     The Company leases a 280,000 square foot building in Kansas City, Missouri that is used in the distribution of the Company's products. This lease expires on October 31, 2000. In addition, the Company is a lessee under a lease for a 133,000 square foot manufacturing facility that PRI formerly occupied in Cedar Grove, New Jersey. PRI has entered into a sub-lease with respect to the Cedar Grove facility that is scheduled to expire concurrently with the Company's underlying lease in June 2000.

     The owned facilities in Coleman, Michigan, Mt. Carmel, Pennsylvania, and New Vienna, Ohio are subject to a mortgage, and the leased facilities in Kansas City, Missouri and Phoenix, Arizona are subject to a leasehold mortgage, in favor of the trustee under the Indenture governing the Senior Secured Notes (as defined below) to secure the obligations under such Senior Secured Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the outstanding common stock of the Company is held by Group. All of the outstanding common stock of Group is held by HPH Industries, Ltd. ("HPH"), which is wholly-owned by Howard P. Hoeper, the Chairman of the Board of Directors, Chief Executive Officer and President of Group and PRI. As of February 29, 2000, assuming the exercise of all outstanding warrants to acquire the common stock of Group ("Warrants"), HPH, Apollo Packaging Partners, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("Apollo"), and TCW/Crescent Mezzanine Partners, L.P. ("TCW Partners"), together with TCW/Crescent Mezzanine Trust ("TCW Trust"), would beneficially own 60%, 29.3% and 10.7% of such stock, respectively. TCW Partners and TCW Trust (and together with TCW/Crescent Mezzanine Investment Partners, L.P., the "TCW Entities") are affiliates of Trust Company of the West. The holders of at least 25% of the Warrants (or shares of capital stock of Group obtainable upon exercise of the Warrants) on up to three separate occasions may require Group, subject to certain conditions, to effect the registration of such securities under the Securities Act of 1933, as amended (the "Securities Act"). In addition to such demand registration rights, such holders also may, subject to certain limitations, require Group to register such securities if Group registers any of its equity securities under the Securities Act. See "Certain Relationships and Related Transactions - Equity Registration Rights Agreement."

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



                                                                                  Fiscal Year Ended
                                                           ------------------------------------------------------------

                                                             Feb. 29    Feb. 28      Feb. 28       Feb. 28     Feb. 29
                                                              1996       1997          1998         1999         2000
                                                           ---------   ---------    ---------    ---------   ---------
STATEMENT OF OPERATIONS DATA:
Net sales                                                  $ 132,852   $ 120,086    $ 121,303    $ 136,558   $ 146,326
Cost of goods sold                                           110,544      98,942       99,998      111,338     123,285
                                                           ---------   ---------    ---------    ---------   ---------
Gross profit                                                  22,308      21,144       21,305       25,220      23,041
Selling, general and administrative expenses                   6,864       6,983        5,897        6,244       8,005
Amortization of intangibles and other assets                   2,434         712          712          712         713
Other expense (a)                                                 --          --          800           --       6,721
                                                           ---------   ---------    ---------    ---------   ---------
Operating income                                              13,010      13,449       13,896       18,264       7,602
Interest expense                                              10,671      12,711       13,580       13,891      15,703
                                                           ---------   ---------    ---------    ---------   ---------
Income (loss) before income taxes and extraordinary item       2,339         738          316        4,373      (8,101)
Income tax expense (benefit)                                   1,006         491          346        1,880      (3,240)
                                                           ---------   ---------    ---------    ---------   ---------
Income (loss) before extraordinary item                        1,333         247          (30)       2,493      (4,861)
Extraordinary item, net (b)                                       --      (1,139)          --           --          --
                                                           ---------   ---------    ---------    ---------   ---------

Net income (loss)                                          $   1,333   $    (892)   $     (30)   $   2,493   $  (4,861)
                                                           ---------   ---------    ---------    ---------   ---------
Total assets                                               $ 110,639   $ 118,207    $ 121,079    $ 154,816   $ 156,134
                                                           =========   =========    =========    =========   =========
Long-term debt                                             $  67,174   $ 110,000    $ 110,000    $ 130,668   $ 141,500
                                                           =========   =========    =========    =========   =========
OTHER OPERATING DATA:
EBITDA (c)                                                 $  22,731   $  21,488    $  22,616    $  27,028   $  23,926
Depreciation and amortization (d)                              9,721       8,039        7,920        8,764       9,603
Capital expenditures                                           3,449       7,629        9,130       32,805      30,548
Ratio of earnings to fixed charges (e)                         1.21x       1.06x        1.02x        1.30x        (f)


(a) The other expense in the fiscal year ended February 28, 1998 represents the loss on the sale of the Louisiana, Missouri property and in the fiscal year ended February 29, 2000 represents the write-off of leasehold improvements and machinery and equipment no longer used in the business. See note 8 to the company's financial statements contained herein.
(b) The extraordinary item in the fiscal year ended February 28, 1997 represents the write-off of unamortized financing fees and costs and the payment of certain premiums in connection with the refinancing that occurred in May 1996.
(c) EBITDA represents earnings (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization (excluding amortization of deferred financing costs), adjusted to exclude the other nonrecurring charges and extraordinary items. EBITDA is presented because such data is used by certain investors to measure a company's ability to service debt. EBITDA should not be considered as an alternative to cash flow from operations as determined under generally accepted accounting principles, and does not necessarily indicate whether cash flow will be sufficient for cash requirements.
(d) Depreciation and amortization as presented excludes amortization of deferred financing costs.
(e) For purposes of this computation, earnings are defined as income before income taxes plus fixed charges. Fixed charges consist of interest (including amortization of deferred financing costs and debt discount or premium) and that portion of rental expense that is representative of interest (deemed to be one-third of operating lease rental expense).
(f) The Company's earnings were inadequate to cover fixed charges for the fiscal year ended February 29, 2000 by $8.1 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company's fiscal year ends on the last day of February in each year. All references in this report to fiscal years refer to the fiscal year of the Company ended in the year indicated. For example, "fiscal 2000" refers to the fiscal year of the Company ended February 29, 2000.

     The Company is a leading developer, manufacturer and marketer of rigid plastic food packaging, serving primarily as a supplier of customized containers for national branded consumer products. The Company is the largest domestic manufacturer of shelf stable, multi-layer (impermeable to air and moisture) containers for nutritional supplements and infant formula, reusable/disposable food storage containers and promotional beverage cups. The promotional beverage cups are marketed primarily to the fast-food and beverage industries. During fiscal 2000, approximately 70% of the Company's net sales were attributable to packaging products and the balance related to sales of beverage cups. The Company expects that over the next year, its net sales will be divided more evenly between food packaging and promotional beverage cups. This shift away from packaging reflects, in part, the termination of certain business with Dannon and Yoplait and the replacement of this business with sales of promotional beverage cups to customers such as Tricon, Coca-Cola and Pepsi.

     The following table sets forth, for the fiscal years indicated, the income statement of the Company expressed as a percentage of net sales:


                                                                                1998     1999      2000
                                                                                ----     ----      ----
 Net sales by product category:
   Packaging products......................................................      87.3%     78.3%  70.3%
   Promotional beverage cups...............................................      12.7%     21.7%  29.7%
                                                                                 -----     -----  -----

Net sales..................................................................      100.0     100.0  100.0
Cost of goods sold.........................................................       82.4      81.5   84.3
                                                                                 -----     -----  -----

Gross profit...............................................................       17.6      18.5   15.7
Selling, general and administrative expenses...............................        4.9       4.6    5.5
Amortization of intangibles................................................        0.6       0.5    0.5
Other expense..............................................................        0.6        -     4.6
                                                                                 -----     -----  -----

Operating income...........................................................       11.5      13.4    5.1
Interest expense...........................................................       11.2      10.2   10.7
                                                                                  ----      ----   ----

Income (loss) before income taxes .........................................        0.3       3.2   (5.6)

Income tax expense (benefit) ..............................................        0.3       1.4   (2.2)
                                                                                 -----     -----  -----
   Net income (loss) ......................................................          -       1.8   (3.4)
                                                                                 =====     =====  =====



RESULTS OF OPERATIONS

     The following discussion represents the analysis by the Company's management of the results of operations for fiscal 1998, 1999 and 2000. This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere herein.

FISCAL 2000 COMPARED TO FISCAL 1999

NET SALES. Net sales increased $9.7 million, or 7.1%, from $136.6 million in fiscal 1999 to $146.3 million in fiscal 2000. Rigid plastic packaging sales decreased $4.0 million, or 3.7%, from $106.9 million in fiscal 1999 to $102.9 million in fiscal 2000 primarily due to lower sales to Yoplait and Dannon that were partially offset by higher sales to S.C. Johnson. Take-out beverage container sales increased $13.7 million, or 46.1%, from $29.7 million in fiscal 1999 to $43.4 million in fiscal 2000. This increase was due to higher volume sales of the Company's 32 oz. polystyrene CRUISER CUP-Registered Trademark- to Tricon and sales of the new TWIST N'Go-Registered Trademark-beverage container to Pepsi.

GROSS PROFIT. Gross profit decreased $2.2 million, from $25.2 million in fiscal 1999 to $23.0 million in fiscal 2000. Gross margins decreased from 18.5% in fiscal 1999 to 15.7% in fiscal 2000. Gross profit decreased primarily due to the combination of unfavorable product mix from lower sales of higher margin Yoplait and Dannon products, inefficiencies associated with the start-up of certain new products, costs related to the transfer of production activities from the Company's Kansas City facility to other plants, and additional costs related to equipment leases entered into in fiscal 2000. This decrease was partially offset by higher net sales in fiscal 2000 versus fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.8 million, from $6.2 million in fiscal 1999 to $8.0 million in fiscal 2000, and increased as a percentage of net sales from 4.6% to 5.5% due to higher salary and travel expenses.

OTHER EXPENSE. A one-time charge of $6.7 million was recorded during the fourth quarter of fiscal 2000. This charge represents the write-down of certain items of equipment that will be disposed of at the Company's Kansas City facility in connection with the Company's decision to cease manufacturing activities at that facility. In addition, the Company identified certain other equipment items that were specifically related to products produced for a customer whose contract with the Company terminated and, therefore, were also written down.

OPERATING INCOME. Operating income decreased $10.7 million, from $18.3 million, or 13.4% of net sales, in fiscal 1999 to $7.6 million, or 5.1% of net sales, in fiscal 2000 due to the reasons noted above.

INTEREST EXPENSE. Interest expense increased $1.8 million, from $13.9 million in fiscal 1999 to $15.7 million in fiscal 2000, primarily due to higher borrowings under the Company's Credit Agreement.

INCOME TAXES. Income tax expense was $1.9 million in fiscal 1999. Income tax benefit amounted to $3.2 million in fiscal 2000. The Company's effective state and Federal tax rate was 43% and 40% in fiscal 1999 and 2000, respectively.

NET INCOME (LOSS). For the reasons noted above, net income decreased from $2.5 million in fiscal 1999 to a net loss of $4.9 million in fiscal 2000.

FISCAL 1999 COMPARED TO FISCAL 1998

NET SALES. Net sales increased $15.3 million, or 12.6%, from $121.3 million for fiscal 1998 to $136.6 million for fiscal 1999. Rigid plastic packaging sales increased $1.0 million, or 1.0%, from $105.9 million for fiscal 1998 to $106.9 million for fiscal 1999 primarily due to new sales of food storage containers to S.C. Johnson that were partially offset by lower selling prices related to declining resin prices. Net sales to Yoplait increased $1.7 million in fiscal 1999 compared to fiscal 1998, to an aggregate of $30.2 million due to higher unit volume. This increase was offset by a decrease in net sales to Ross Labs of $3.6 million, to an aggregate of $17.4 million, and a decrease in net sales to Dannon of $2.2 million, to an aggregate of $20.8 million, due to lower unit volumes and lower selling prices related to declining resin prices. Promotional sales increased $14.3 million, or 92.9%, from $15.4 million in fiscal 1998 to $29.7 million in fiscal 1999. This increase was due to higher volume including sales of the Company's new 32 ounce polystyrene CRUISER CUP-Registered Trademark- to Tricon.

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

NET INCOME (LOSS). For the reasons stated above, net loss was $30 in fiscal 1998 compared to net income of $2,493 in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from capital investments, working capital requirements and interest payments on its indebtedness. The Company has met these liquidity requirements in past fiscal years primarily with funds provided by long-term borrowings, borrowings under the Credit Agreement and cash generated by operating activities.

PRI issued $110.0 million in Senior Secured Notes due 2003 (the "Senior Secured Notes") in May 1996. In conjunction with this transaction, the Company also entered into a credit agreement (the "Credit Agreement") that, subject to certain borrowing conditions and limitations, provided for revolving credit borrowings of up to $20.0 million. During fiscal 1999, the Credit Agreement was amended to permit the Company to borrow an additional $10.0 million through equipment acquisition term loans. In April 1999, the Company further amended the Credit Agreement to increase the revolving credit capacity to a maximum of $22.5 million, and to reduce the amount of available equipment acquisition term loans to $7.5 million. During fiscal 2000, the Credit Agreement was amended to increase the revolving credit facility to a maximum of $25.5 million. In May 2000, the Company amended the Credit Agreement to reduce the revolving credit facility to a maximum of $24.0 million and to increase the amount of available equipment acquisition term loans to $9.0 million. As of February 29, 2000, there was $33.0 million of outstanding borrowings under the Credit Agreement.

Cash provided by operating activities increased to $12.3 million for fiscal 2000 from $5.7 million for fiscal 1999. The increase resulted primarily from deposits made in fiscal 1999 on equipment which was delivered to PRI in fiscal 2000, and spending on equipment which was purchased by a third party and leased to PRI in fiscal 2000. These deposits and spending more than offset the decreased cash provided by lower net income and advanced payments received from customers for certain tooling projects.

During fiscal 2000, cash provided by financing activities was $16.0 million which included $8.5 million borrowed under the revolving credit facility, $3.7 million borrowed through equipment acquisition term loans, and $5.6 million of proceeds from the sale/leaseback of equipment. During fiscal 2000, a dividend of $1.8 million was paid to Packaging Resources Group, Inc. for the purpose of paying interest on its debt.

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

The Company continued to spend heavily in fiscal 2000 to expand its production capacity for both promotional and packaging products. Capital expenditures for fiscal 2000 were $30.5 million compared to $32.8 million in fiscal 1999. Management believes that these expenditures have positioned the Company to pursue additional business opportunities with new and existing customers. However, the failure to obtain certain anticipated new business on a timely basis has restricted the Company's available liquidity. As a result, the Company did not make the interest payment of $6.4 million due May 1, 2000 on its 11 5/8% Senior Secured Notes and does not expect to pay a dividend to its parent, Packaging Resources Group, Inc., in order to fund the interest payment of $1.8 million due May 31, 2000 on Packaging Resources Group's 13% Senior Notes due June 30, 2003.

The failure to make the interest payments discussed above will constitute defaults under both of the Indentures governing such Notes. In addition, the defaults under the Indentures will trigger certain cross-default provisions with respect to the Company's Credit Agreement. PRI has entered into discussions with the holders of the Notes and the lenders under its Credit Agreement to obtain waivers or amendments to resolve the defaults. However, there can be no assurance as to whether and when the Company will obtain any such waiver or amendment . The Company announced on April 20, 2000 that it has retained the investment banking firm Deutsche Bank, Inc. to explore the potential sale of the Company. There can be no assurance whatsoever that any transaction with any third party will take place or, even if one does occur, about the nature and extent of any terms and conditions of any such potential transaction. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

INCOME TAX MATTERS

At February 29, 2000, the Company had net operating loss carryforwards ("NOL's") of approximately $15.2 million which will expire at various dates from 2004 through 2020. Such NOL's are available to reduce future taxable income for Federal income tax purposes under a tax sharing agreement with HPH. See "Certain Relationships and Related Transactions - Tax Sharing Agreement."

INFLATION

The principal component of the Company's products is resin. In recent years, resin prices have fluctuated, in part, due to industry capacity, consumption levels of resins and changes in the cost of feed stocks. In the event of significant inflationary pressures, the cost of the Company's raw materials, including resins, may increase. Under supply agreements with customers that accounted for more than 76% of the Company's sales in fiscal 2000, the Company has the ability to pass through resin price increases (as well as the obligation to credit any resin price decreases). In the case of sales which are not made pursuant to supply agreements containing such pass-through provisions, the Company historically has passed on increases in resin prices (as well as decreases in resin prices) to its customers through price adjustments. Sales prices for promotional beverage cups are generally determined in advance of a promotion and, accordingly, the Company bears the risk of resin price increases while producing such products. Because plastic resin is the principal component in the Company's products, the Company's financial performance is materially dependent on its ability to pass resin price increases on to its customers through contractual arrangements or otherwise. There can be no assurance that a significant increase in resin prices would not negatively impact the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 - An Amendment of FASB Statement 133." This statement delays the effective date for this standard until fiscal years beginning after June 15, 2000. The Company is required to comply with SFAS No. 133 and SFAS No. 137 in fiscal year 2002. The Company estimates that the adoption of these standards will not have a material effect on its financial statements.

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

     The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the Credit Agreement (both the equipment acquisition term loans and revolving credit facility) bear interest based on the Lenders' Reference Rate (as defined in the Credit Agreement) or LIBOR Rate plus an applicable margin. See Note 7 to the Company's financial statements. Changes in the Reference Rate or the LIBOR Rate could affect the cost of funds borrowed in the future. Based on borrowings outstanding under the Credit Agreement as of February 29, 2000, the Company estimates that a 1% increase in interest rates would result in an approximate $330,000 increase in annual interest expense.

     The Company's Senior Secured Notes due 2003 are at a fixed interest rate of 11 5/8%. As a result, a change in the fixed interest rate market could change the estimated fair market value of such notes.

     The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are significant due to the Company's dependence on a limited number of large customers. The Company believes its allowance for doubtful accounts is sufficient to cover customer credit risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Set forth below is certain information concerning the individuals who are directors and executive officers of the Company as of May 26, 2000.


         Name                 Age                 Position
         ----                 ---                 --------
    Howard P. Hoeper           60   Chairman of the Board of Directors, Chief
                                    Executive Officer and President
    Jerry J. Corirossi         56   Executive Vice President - Finance &
                                    Administration, Chief Financial Officer,
                                    Secretary and Director
    Walter C. Riesen           69   Executive Vice President - Research &
                                    Development and Director
    Bimal A. Kalvani           37   Vice President - Manufacturing
    John D. Hoeper             32   Director
    Carol Hoeper               43   Director



     Set forth below is a description of the business experience of each director and executive officer of the Company.

HOWARD P. HOEPER. Mr. Hoeper has been Chairman of the Board, Chief Executive Officer and President of Group since its formation in 1993, and has served as Chairman of the Board and Chief Executive Officer of PRI since 1984. He was also elected President of PRI in 1989. Mr. Hoeper has been elected to serve as Chairman of the Board of each of Group and PRI until the next annual meeting of the stockholders or until his successor is elected and qualified. Mr. Hoeper is the sole shareholder of HPH, which owns all of the outstanding capital stock of Group. Mr. Hoeper is married to Carol Hoeper and the father of John D. Hoeper.

JERRY J. CORIROSSI. Mr. Corirossi was promoted to Executive Vice President - Finance & Administration, Chief Financial Officer on October 1, 1998 and has been Secretary of the Company since 1989, and has been a Director of Group since its formation in 1993 and a Director of PRI since February 1990. Prior to then he had been Vice President - Finance & Administration, Chief Financial Officer and Secretary of the Company since 1989. Mr. Corirossi shall serve as a director of such companies until the next annual meeting of stockholders or until his successor is elected and qualified. Mr. Corirossi is a Certified Public Accountant and has over twenty-five years of financial managerial experience.

WALTER C. RIESEN. Mr. Riesen was promoted to Executive Vice President - Research & Development on October 1, 1998 and has been a Director of PRI since March 1999. Prior to then he had been Vice President - Manufacturing (Eastern Operations) since 1989. Mr. Riesen has more than twenty years of experience in the rigid plastics packaging industry with a concentration in the injection molding and pressure forming processes.

BIMAL A. KALVANI. Mr. Kalvani was promoted to Vice President - Manufacturing in January 2000. Prior to that, he had been Vice President, Regional Manufacturing since October 1999. Mr. Kalvani joined PRI as the Vice President, Planning and Analysis in March of 1999 after more than 6 years of technical engineering and general manufacturing management positions with Tetra Pak, as well as Tenneco Packaging. Mr. Kalvani has a total of 15 years experience in the plastics industry.

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

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table summarizes information concerning annual and long-term cash and non-cash compensation paid to or accrued for the benefit of the Chief Executive Officer and each of the three other most highly compensated executive officers of the Company (collectively, the "named executive officers") for all services rendered in all capacities to the Company for fiscal 1998, 1999 and 2000.


                           SUMMARY COMPENSATION TABLE

                                      FISCAL
      NAME AND PRINCIPAL POSITION     YEAR        SALARY      BONUS (1)         OTHER ANNUAL        ALL OTHER COMPENSATION
      ---------------------------     ------      ------      ---------      COMPENSATION(2),(3)    ----------------------
                                                                            -------------------              (4)
                                                                                                             ---
   Howard P. Hoeper                    2000       $789,000            -          $600,000                   $5,600
     Chairman of the Board, Chief      1999        397,800      100,000           600,000                    5,600
     Executive Officer and             1998        337,700      379,000           600,000                    5,600
     President
   Jerry J. Corirossi                  2000        225,000            -                 -                    5,600
     Executive Vice President -        1999        209,300       70,000                 -                    5,600
     Finance & Administration          1998        197,000       50,000                 -                    5,600
     and Chief Financial Officer
   Walter C. Riesen                    2000        225,000            -                 -                    5,600
     Executive Vice President -        1999        209,300       70,000                 -                    5,600
     Research & Development            1998        197,000       50,000                 -                    5,600
   Bimal A. Kalvani (5)                2000        112,750            -                 -                    2,246
     Vice President -                  1999              -            -                 -                        -
     Manufacturing                     1998              -            -                 -                        -




-----------
Notes:

(1) No bonus awards were accrued in fiscal 2000 and/or paid in fiscal 2001 pursuant to PRI's Bonus Plan. See "Bonus Plan".

(2) The Company does not have restricted stock award plans or long-term incentive plans and has not granted stock appreciation rights.

(3) "Other Annual Compensation" for Mr. Hoeper consists of fees paid by PRI to HPH pursuant to a management agreement. See "Certain Relationships and Related Transactions - Management Agreement." None of the other named executive officers received reportable "Other Annual Compensation" in fiscal 1998, 1999 or 2000.

(4) Consists of contributions made by PRI on behalf of the named executive officers pursuant to the Pension Plan (as defined below).

(5) Mr. Kalvani was promoted to Vice President - Manufacturing in January 2000.

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

BONUS PLAN

     The Company maintains a cash bonus plan (the "Bonus Plan") for all of its executive officers and for certain other key management personnel. The bonus amount and the extent of participation in the Bonus Plan are discretionary. In the past, bonus awards to employees have been based on various qualitative and quantitative indicators of corporate and individual performance. There were no discretionary bonus awards accrued during fiscal 2000.

PENSION PLAN

     On September 30, 1985, the Company established a qualified defined contribution pension plan (the "Pension Plan") for the purpose of providing funds to its employees upon their retirement. Participation in the Pension Plan is open to substantially all of the Company's employees. The Pension Plan requires the Company to contribute a specified percentage of an employee's total compensation for each plan year, and such amounts are credited to each employee's individual account on an annual basis. If any employee retires at age 65, or at such later date as permitted under the Pension Plan, then the entire amount of his account becomes 100% vested as of that date. The amount in an employee's account will also be fully vested at the time of his death or total permanent disability. Distributions under the Pension Plan may be made in one lump sum payment, in designated installments, in installments based upon an employee's life expectancy at retirement, or in the form of an annuity, at the employee's election. If employment is terminated for any reason other than retirement, death or total and permanent disability, then the employee's account will be deemed to have been 20% vested for each year of service. The amounts accrued for the benefit of the named executive officers pursuant to the Pension Plan during fiscal 2000 are reflected in the Summary Compensation Table above.

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

     If a change in control (as described below) occurs, the participant is entitled to benefits from PRI. In general, those benefits include: (i) a lump sum payment of three (3) or two (2) (depending on the participant's position) times annual salary and average annual bonus over the previous three years; (ii) a lump sum payment equal to (a) employer contributions the participant would have received under the Company pension plan if employment had continued for two
(2) or three (3) (depending on the participant's position) years at current compensation levels and (b) the difference between the participant's total account balance under the Company pension plan and the participant's vested account balance under the Company pension plan; and (iii) continuation of medical and other benefits for up to two (2) or three (3) (depending on the participant's position) years. In addition, PRI will compensate the participant for any excise tax liability as a result of payments under the plan. Each of the individuals listed in the Summary Compensation Table qualify for benefits based upon the higher multiple or greater number of years outlined above.

     In general, the plan defines a change in control to include (a) the required sale by shareholders of either PRI or Group of their equity interests pursuant to Section 3.5(c) of the Stock and Warrant Holders Agreement and (b) a change in the majority of the Board of Directors of either PRI or Group.

SEVERANCE PLAN

     On April 20, 2000, the Company established a Severance Plan to provide severance pay to certain employees who terminate employment with the Company or an affiliate of the Company under certain circumstances. Approximately 46 employees participate in the plan, including all the individuals listed in the Summary Compensation Table.

     Certain employees, including Howard P. Hoeper, Jerry J. Corirossi and Walter Riesen, are eligible to receive a lump sum payment upon a change of control. Certain other employees, including Bimal A. Kalvani, whose employment with an employer is terminated within six months of a change of control by such employer are eligible to receive a lump sum payment under certain conditions. In no event shall a covered employee who receives, or is eligible to receive, benefits under the Packaging Resources Change of Control Plan be eligible to receive severance pay under the severance plan. Severance pay shall be in addition to accrued but unpaid vacation benefits payable in connection with the termination of employment. Pursuant to the Severance Plan Mr. Hoeper, Mr. Corirossi, Mr. Riesen and Mr. Kalvani are eligible to receive $800,000, $450,000, $450,000 and $132,000, respectively.

     In general, a change of control shall be deemed to occur upon the consummation by the Company of a reorganization, merger or consolidation or a sale or other disposition of all or substantially all of the assets of the Company or of a majority of the voting stock of the Company, which has been approved or recommended by the Board of Directors of the Company.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Group owns all of the outstanding capital stock of the Company. The following table sets forth certain information, as of February 29, 2000, regarding beneficial ownership of the capital stock of Group by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding capital stock of Group. Except as identified below with respect to Mr. Hoeper, none of the executive officers or directors of Group beneficially own any shares of the capital stock of Group.



                                                                         Percentage of       Percentage of
                                                          Amount Owned  Voting Securities   Voting Securities
           Name and Complete Mail Address                   (Shares)          Owned                Owned (1)
           ------------------------------                 ------------  -----------------   -----------------
   HPH Industries, Ltd. (2)                                  56,250            100%               60.0%
     One Conway Park
     100 Field Drive
     Suite 300
     Lake Forest, Illinois 60045
   Apollo Packaging Partners, L.P. (3), (4)                  27,500              _                29.3%
     c/o Apollo Advisors, L.P.
     Two Manhattanville Road
     Purchase, New York 10577
   TCW/Crescent Mezzanine Partners, L.P. (3), (5)             7,613              _                 8.1%
     11100 Santa Monica Boulevard
     Suite 2000
     Los Angeles, California 90025
   TCW/Crescent Mezzanine Trust (3), (5)                      2,387              _                 2.6%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MANAGEMENT AGREEMENT

     Since its inception, PRI has paid certain fees to HPH in exchange for financial and management consulting services and has reimbursed HPH for expenses incurred in connection with the performance of such services. HPH owns all of the outstanding capital stock of Group and is itself wholly-owned by Mr. Hoeper, the Chairman, Chief Executive Officer and President of Group and PRI. The aggregate amount of payments received by HPH during fiscal 1998, 1999 and 2000 in respect of such fees and reimbursements were $600,000, $600,000 and $600,000, respectively. PRI and HPH entered into a management agreement pursuant to which HPH will receive a fixed payment for financial and management consulting services in the amount of $600,000 per fiscal year, subject to increase at the discretion of the Company and to the extent permitted by instruments governing indebtedness of PRI, including the Indenture governing the Senior Secured Notes, or decrease to the extent required by the terms of such indebtedness. Because of the personal nature of the services provided by HPH and Mr. Hoeper, the Company cannot determine whether it could obtain the same services on more favorable terms from a third party.

TAX SHARING AGREEMENT

     The operations of Group and PRI are included in the Federal income tax returns filed by HPH. The three companies have entered into a tax sharing agreement (the "Tax Sharing Agreement") which apportions the consolidated income tax liability of the affiliated group. Under the Tax Sharing Agreement, the Federal income tax liability of PRI is calculated on a separate return basis and the amount so calculated, which in no event may exceed the group's consolidated tax liability for such year, is paid to HPH which then pays the group's taxes for such year. None of HPH, Group or PRI is liable for (or is due) any amount to (or from) the others even though the tax liability of the group may have been reduced by reason of the inclusion of Group or PRI as a member of the group.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)1 Financial Statements



PACKAGING RESOURCES INCORPORATED                                                                               Page
                                                                                                               ----
Independent Auditors' Report....................................................................................F-1
Balance Sheets as of February 28, 1999 and February 29, 2000....................................................F-2
Statements of Operations for the years ended February 28, 1998, 1999, and February 29, 2000.....................F-3
Statements of Stockholder's Deficit for the years ended February 28, 1998, 1999, and February 29, 2000..........F-4
Statements of Cash Flows for the years ended February 28, 1998, 1999, and February 29, 2000 ....................F-5
Notes to Financial Statements...................................................................................F-6

         (a)2 Financial Statement Schedule

Independent Auditors' Report....................................................................................S-1
Schedule II -- Packaging Resources Incorporated's Valuation and Qualifying Accounts Information.................S-2



All other Financial Statement Schedules are omitted as they are inapplicable, immaterial or the required information is included in the financial statements or notes hereto.

     (a)3 Exhibits



 Exhibit
    No.                                    Exhibit
 -------                                   -------

3.1 **         Amended and Restated Certificate of Incorporation of PRI

3.2(a)**       Amended and Restated By-Laws of PRI

3.2(b)****     Amendment to Amended and Restated By-Laws of PRI

4.1**          Indenture dated as of May 17, 1996 between PRI and LaSalle
               National Bank, as Trustee, relating to the Senior Secured Notes
               (including form of certificate to be delivered in connection with transfers to institutional accredited investors)

4.2**          Registration Rights Agreement dated as of May 17, 1996 between
               PRI and BT Securities Corporation and Donaldson, Lufkin &
               Jenrette Securities Corporation

4.3**          Credit Agreement dated as of May 17, 1996 among PRI, the lenders
               Signatory thereto and LaSalle National Bank, as administrative agent

4.3(a)#        Fifth Amendment dated as of August 5, 1998 to the Credit
               Agreement dated as of May 17, 1996 among PRI, the lenders signatory thereto and LaSalle National Bank, as administrative agent.

4.3(b)****     Seventh Amendment dated as of April 27, 1999 to the Credit
               Agreement dated as of May 17, 1996 among PRI, the lenders
               signatory thereto and LaSalle National Bank, as administrative agent




4.3(c)##       Tenth Amendment dated as of October 7, 1999 to the Credit
               Amendment dated as of May 17, 1996 among PRI, the lenders signatory thereto and LaSalle National Bank, as administrative agent

4.3(d)         Twelfth Amendment dated as of February 17, 2000 to the Credit
               Agreement dated as of May 17, 1996 among PRI, the lenders signatory thereto and LaSalle National Bank, as administrative agent.

4.3(e)         Thirteenth Amendment dated as of March 10, 2000 to the Credit
               Agreement dated as of May 17, 1996 among PRI, the lenders signatory thereto and LaSalle National Bank, as administrative agent.

4.3(f)         Fourteenth Amendment dated as of May 10, 2000 to the Credit
               Agreement dated as of May 17, 1996 among PRI, the lenders signatory thereto and LaSalle National Bank, as administrative agent

10.5**         Management Agreement dated as of May 17, 1996 between HPH
               Industries, Ltd. and PRI(1)

10.6** Agreement Apportioning the Consolidated Income Tax Liability of HPH Industries, Ltd. Affiliated Group effective as of May
               17, 1996 among HPH, Group and PRI

10.7**         The Dannon Company, Inc. 4 oz. Sprinkl'ins Dannon Cup Mold and
               Cup Manufacture Agreement between The Dannon Company, Inc. and
               PRI dated July 10, 1992, as amended April 4, 1994 and February
               6, 1995*

10.8**         The Dannon Company, Inc. 6 oz. Blended Cup Mold and Cup
               Manufacture Agreement between The Dannon Company, Inc. and PRI dated April 18, 1991, as amended July 10, 1992, April 4, 1994 and
               June 26, 1995*

10.9**         The Dannon Company, Inc. 8 oz. Mold Manufacture and Cup
               Production Agreement between The Dannon Company, Inc. and PRI dated December 9, 1991, as amended October 27, 1992, April 4,
               1994 and February 15, 1996*

10.9(a)**      Extension Letter dated June 20, 1996 with respect to The Dannon
               Company, Inc. 8 oz. Mold Manufacture and Cup Production Agreement
               between The Dannon Company, Inc. and PRI*

10.10**        The Dannon Company 8 oz. Mold Manufacture and Cup Production
               Agreement between The Dannon Company, Inc. and PRI (as successor to Miner Container of Texas, Inc.) dated January 15, 1992, as amended November 16, 1992*

10.11***       The Parts Supply Agreement dated January 1, 1998 between General
               Mills Operations, "Yoplait", and PRI++

10.11(a)***    The Multi-Pack Supply Agreement dated March 1, 1998 between
               General Mills Operations, "Yoplait", and PRI++

10.12****      The Cans Supply Agreement dated as of March 1, 1998 between Ross
               Products Division, a Division of Abbott Laboratories, and PRI++

10.13** Form of Indemnification Agreement dated as of May 17, 1996 between PRI and each of its directors and officers

10.14**        Description of Annual Bonus Plan (1)



10.15****      Packaging Resources Change of Control Plan (1)

10.16****      The Sales and Purchase Agreement dated as of June 1, 1998
               between Tricon Restaurant Services Group, Inc. and PRI++

10.16(a)       Amendment No. 1 dated as of April 17, 2000, between Unified
               Foodservice Purchasing Co-op, LLC ("UFPC") and PRI to that certain Sales and Purchase Agreement dated as of June 1, 1998 between Tricon Restaurant Services Group, Inc. and PRI+

10.17          Twist N' Go Supply Agreement dated September 9, 1999 between
               Pepsi-Cola Company, a division of PepsiCo, Inc., and PRI+

10.18          Packaging Resources Incorporated Severance Plan +(1)

12.1           Statement re Computation of Ratios

27.1           Financial Data Schedule



----------------

+ The Registrant is filing contemporaneously herewith a request that certain portions of this agreement be given confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended; an unredacted copy is being filed with the Securities and Exchange Commission.

++ The Registrant has omitted certain portions of this agreement for which the Registrant has obtained confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended; unredacted copies have been filed with the Securities and Exchange Commission.

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

**** Incorporated by reference to the similarly numbered exhibits to the Annual
     Report on Form 10-K (Commission File No. 333-05885) filed on May 28, 1999.

# Incorporated by reference to the similarly numbered exhibit to the Quarterly Report on Form 10-Q (Commission File No. 333-05885) filed on October 7, 1998.

## Incorporated by reference to the similarly numbered exhibit to the Quarterly Report on Form 10-Q (Commission File No. 333-05885) filed on January 13, 2000.

(1)  A management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K.
               A report on Form 8-K, dated April 20, 2000, was filed by PRI which reported under Items 5 and 7 financial results for the fiscal year ended February 29, 2000 and the retention of investment banking firm Deutsche Bank Securities, Inc.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
and Stockholder of
Packaging Resources Incorporated:


We have audited the accompanying balance sheets of Packaging Resources Incorporated as of February 28, 1999 and February 29, 2000, and the related statements of operations, stockholder's deficit, and cash flows for the years ended February 28, 1998 and 1999 and February 29, 2000. These financial statements are the responsibility of the management of Packaging Resources Incorporated. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Packaging Resources Incorporated as of February 28, 1999 and February 29, 2000, and the results of its operations and its cash flows for the years ended February 28, 1998 and 1999 and February 29, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Packaging Resources Incorporated will continue as a going concern. As discussed in note 14 to the financial statements, the Company's continued high level of capital spending in fiscal 2000 coupled with the failure to obtain certain anticipated new business on a timely basis has restricted its available liquidity. As a result, the Company did not make the interest payment due May 1, 2000 on its 11 5/8% Senior Notes and does not expect to pay a dividend to its parent, Packaging Resources Group, Inc., in order to fund the interest payment due May 31, 2000 on Packaging Resources Group, Inc.'s 13% Senior Notes. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KPMG LLP


March 20, 2000, except for notes 7 and 14, as to which the date is May 25, 2000
Chicago, Illinois

                        PACKAGING RESOURCES INCORPORATED

                                 BALANCE SHEETS

                     FEBRUARY 28, 1999 AND FEBRUARY 29, 2000
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                 ASSETS                                    1999         2000
                                                                         ---------    ---------
Current assets:
    Cash and cash equivalents.........................................   $   1,672    $     304
    Accounts receivable, net of allowance for doubtful accounts of $135
      in 1999 and 2000, respectively .................................      13,915       15,541
   Inventories .......................................................      24,922       30,353
   Other current assets ..............................................         431        1,210
   Deferred income taxes .............................................         776          868
                                                                         ---------    ---------


Total current assets .................................................      41,716       48,276
Property, plant, and equipment, net ..................................      75,988       86,946
Intangibles, net .....................................................      19,081       18,368
Other assets .........................................................      18,031        2,544
                                                                         ---------    ---------
                                                                         $ 154,816    $ 156,134
                                                                         =========    =========

                            LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Current maturities of long-term debt ..............................   $     126    $   1,500
   Accounts payable ..................................................      12,114       15,121
   Accrued expenses ..................................................      10,195        9,491
   Deferred revenue ..................................................       4,454        1,173
                                                                         ---------    ---------

Total current liabilities ............................................      26,889       27,285

Long-term debt .......................................................     130,668      141,500
Deferred income taxes ................................................       9,184        5,942
                                                                         ---------    ---------

Total liabilities ....................................................     166,741      174,727
                                                                         ---------    ---------

Stockholder's deficit:
   Common stock, $.01 par value; 1,000 shares authorized,
    issued, and outstanding in 1999 and 2000 .........................        --           --
   Additional paid-in capital ........................................        --           --
   Accumulated deficit ...............................................     (11,925)     (18,593)
                                                                         ---------    ---------

Total stockholder's deficit ..........................................     (11,925)     (18,593)
                                                                         ---------    ---------

                                                                         $ 154,816    $ 156,134
                                                                         =========    =========


   The accompanying notes are an integral part of these financial statements.

                         PACKAGING RESOURCES INCORPORATED

                            STATEMENTS OF OPERATIONS
          YEARS ENDED FEBRUARY 28, 1998 AND 1999 AND FEBRUARY 29, 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                             1998         1999          2000
                                                           --------     ---------   ----------
Net sales ..............................................   $ 121,303    $ 136,558   $ 146,326

Cost of goods sold .....................................      99,998      111,338     123,285
                                                           ---------    ---------   ----------

Gross profit ...........................................      21,305       25,220      23,041

Selling, general, and administrative expenses ..........       5,897        6,244       8,005

Amortization of intangibles and other assets ...........         712          712         713

Other expense (note 8) .................................         800           --       6,721
                                                           ---------    ---------   ----------

Operating income .......................................      13,896       18,264       7,602

Interest expense .......................................      13,580       13,891      15,703
                                                           ---------    ---------   ----------

Income (loss) before income taxes ......................         316        4,373      (8,101)

Income tax expense (benefit) ...........................         346        1,880      (3,240)
                                                           ---------    ---------   ----------

Net income (loss) ......................................   $     (30)   $   2,493   $  (4,861)
                                                           =========    =========   ==========




   The accompanying notes are an integral part of these financial statements.

                        PACKAGING RESOURCES INCORPORATED

                       STATEMENTS OF STOCKHOLDER'S DEFICIT

          YEARS ENDED FEBRUARY 28, 1998 AND 1999 AND FEBRUARY 29, 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)




                                                                                               TOTAL
                                                      COMMON     ADDITIONAL                    STOCK-
                                          COMMON      STOCK       PAID-IN      ACCUMULATED    HOLDER'S
                                           STOCK     WARRANTS     CAPITAL        DEFICIT       DEFICIT
                                          ------     --------    ---------     -----------    ----------
Balances at February 28, 1997 ........... $    -     $      -    $       -      $(14,388)     $(14,388)

Net loss ................................      -            -            -           (30)          (30)
                                          ------     --------     --------      --------      --------

Balances at February 28, 1998 ...........      -            -            -       (14,418)      (14,418)

Net income ..............................      -            -            -         2,493         2,493
                                          ------     --------     --------      --------      --------

Balances at February 28, 1999 ...........      -            -            -       (11,925)      (11,925)

Net loss ................................      -            -            -        (4,861)       (4,861)

Dividends paid ..........................      -            -            -        (1,807)       (1,807)
                                          ------     --------     --------      --------      --------

Balances at February 29, 2000 ........... $    -     $      -     $      -      $(18,593)     $(18,593)
                                          ======     ========     ========      ========      ========


   The accompanying notes are an integral part of these financial statements.

                        PACKAGING RESOURCES INCORPORATED


                            STATEMENTS OF CASH FLOWS

          YEARS ENDED FEBRUARY 28, 1998 AND 1999 AND FEBRUARY 29, 2000

                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                     1998        1999        2000
                                                                    -------    --------    --------
Cash flows from operating activities:
   Net income (loss) .............................................. $   (30)   $  2,493    $ (4,861)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation and amortization ..............................   8,584       9,428      10,267
       Write-down of assets .......................................       -           -       6,721

       Deferred income taxes ......................................     162       1,478      (3,334)
       (Gain) loss on sale of property, plant, and equipment ......     800         162        (533)
       Change in assets and liabilities:
        Accounts receivable .......................................  (2,571)       (366)     (1,626)
        Inventories ...............................................     867      (4,393)     (6,622)
        Other current assets ......................................    (215)       (147)       (779)
        Other assets ..............................................  (1,658)    (12,057)     14,078
        Accounts payable ..........................................   1,817       5,070       3,007
        Accrued expenses ..........................................   1,405         390        (704)
        Deferred revenue ..........................................     471       3,610      (3,281)
                                                                    -------    --------    --------

Net cash provided by operating activities .........................   9,632       5,668      12,333
                                                                    -------    --------    --------

Cash flows from investing activities:
   Proceeds from sale of property, plant, and equipment ...........   1,473          86         857
   Proceeds from sale of leased equipment .........................     750           -           -
   Capital expenditures ...........................................  (9,130)    (32,805)    (30,548)
                                                                    -------    --------    --------

Net cash used in investing activities .............................  (6,907)    (32,719)    (29,691)
                                                                    -------    --------    --------


Cash flows from financing activities:
   Net borrowings under credit agreement ..........................       -      17,000       8,500
   Net borrowings under equipment acquisition loans ...............       -       3,794       3,706
   Dividends paid .................................................       -           -      (1,807)
   Payment of promissory notes ....................................    (950)          -           -
   Proceeds from sale/leaseback of equipment ......................       -           -       5,591
                                                                    -------    --------    --------

Net cash provided by (used in) financing activities ...............    (950)     20,794      15,990
                                                                    -------    --------    --------

Net increase (decrease) in cash and cash equivalents ..............   1,775      (6,257)     (1,368)
Cash and cash equivalents at beginning of year ....................   6,154       7,929       1,672
                                                                    -------    --------    --------
Cash and cash equivalents at end of year .......................... $ 7,929    $  1,672    $    304
                                                                    =======    ========    ========

Supplemental disclosure of cash flow information - cash paid for:
   Interest ....................................................... $12,924    $ 13,152    $ 14,989
   Income taxes ................................................... $   251    $    512    $    599

   The accompanying notes are an integral part of these financial statements.

                        PACKAGING RESOURCES INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                FEBRUARY 28, 1998 AND 1999 AND FEBRUARY 29, 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)


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

     (e) INTANGIBLES

     Intangibles consist of patent costs, amortized over 14 years, and the excess of the cost over the fair value of net assets purchased, amortized over 40 years. The intangibles are amortized on a straight-line basis over their respective useful lives. Accumulated amortization was $6,002 and $6,715 at February 28, 1999 and February 29, 2000, respectively.

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

                        PACKAGING RESOURCES INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)


     (f) REVENUE RECOGNITION

     The Company recognizes revenue from product sales upon shipment to the customer.

     (g) OTHER ASSETS

     The costs of debt issuance are included in other assets and are amortized over the term of the related debt on the straight-line method.

     (h) INCOME TAXES

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

     (i) RETIREMENT PLANS

     PRI has two defined contribution retirement plans covering substantially all of its employees. PRI's Money Purchase Retirement Plan is funded entirely by employer contributions based upon a defined percentage of participating employees' compensation. PRI also has a 401(k) plan where participants elect to have a designated percentage of their salary withheld and contributed to the plan.

     (j) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

     (k) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSET TO BE DISPOSED OF. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                        PACKAGING RESOURCES INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)


(2) INVENTORIES

     Inventories consist of the following at February 28, 1999 and February 29, 2000:


                                                                                      1999         2000
                                                                                   ---------    ---------
    Finished goods .............................................................   $  13,216    $  19,012
    Raw materials ..............................................................       5,404        6,072
    Supplies and mold materials ................................................       6,302        5,269
                                                                                   ---------    ---------

   Total .......................................................................   $  24,922    $  30,353
                                                                                   =========    =========


(3) PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment consist of the following at February 28, 1999 and February 29, 2000:


                                                                                     1999          2000
                                                                                   ---------    ---------
    Land .......................................................................   $     309    $     309
    Buildings ..................................................................      12,248       13,949
    Machinery, equipment, and fixtures .........................................     104,319      121,606
    Leasehold improvements .....................................................       1,946        3,609
    Construction in-progress ...................................................      15,879        7,768
                                                                                   ---------    ---------
                                                                                     134,701      147,241
    Less allowance for depreciation and amortization ...........................     (58,713)     (60,295)
                                                                                   ---------    ---------

    Total ......................................................................   $  75,988    $  86,946
                                                                                   =========    =========


     Construction in-progress includes building improvements and machinery and equipment which have not yet been placed in service, and molds which are in the process of being manufactured. Depreciation expense for the years ended February 28, 1998, 1999, and February 29, 2000 was $7,208, $8,051, and $8,890,
respectively.

                        PACKAGING RESOURCES INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)

(4) OTHER ASSETS

     Other assets consist of the following at February 28, 1999 and February 29, 2000:


                                                                     1999        2000
                                                                    -------     -------
Debt issuance cost, net....................................         $ 2,795     $ 2,131
Leased equipment, net......................................             745         ---
Equipment deposits.........................................          14,491         413
                                                                    -------     -------

                                                                    $18,031     $ 2,544
                                                                   ========     =======


     The debt issuance costs were incurred in connection with the 11-5/8% Senior Secured Notes described in note 7. The cost is being amortized over the remaining life of the notes. Amortization of these costs was $664 for each of the years ended February 28, 1999 and February 29, 2000. Leased equipment represents equipment leased and available for lease to PRI's customers. Equipment deposits represent deposits made on equipment to be delivered to PRI in the following fiscal year and equipment which will be purchased by a third party and leased to PRI.

(5) LEASES

     PRI has several noncancelable operating leases for substantial portions of the Company's plant and office facilities and machinery and equipment. Leased plant and office facilities generally contain renewal options. Rental expense for operating leases for the years ended February 28, 1998, 1999, and February 29, 2000, aggregated $1,554, $1,672, and $5,203, respectively. Additionally, PRI has one facility which is being subleased.

     Future minimum lease payments and related sublease income under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of February 29, 2000 are:


                                                             OPERATING    OPERATING
                                                               LEASE       SUBLEASE
    FISCAL YEAR                                              PAYMENTS       INCOME
    -----------                                              --------     ----------
    2001.........................................            $ 5,565        $ (162)
    2002.........................................              5,251             -
    2003.........................................              4,900             -
    2004.........................................              4,488             -
    2005.........................................              3,744             -
    Thereafter...................................              6,362             -
                                                             -------        ------

    Total minimum lease payments (income)........            $30,310        $ (162)
                                                             =======        =======


                        PACKAGING RESOURCES INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)


(6) ACCRUED EXPENSES

     Accrued expenses consist of the following at February 28, 1999 and February 29, 2000:


                                                              1999         2000
                                                             -------     -------
    Interest.............................................    $ 4,358     $ 4,408
    Pension..............................................      1,161       1,372
    Other................................................      4,676       3,711
                                                             -------     -------

                                                             $10,195     $ 9,491
                                                             =======     =======


(7) LONG-TERM DEBT

     On May 17, 1996, PRI issued $110,000 of 11-5/8% Senior Secured Notes due 2003. At that time, the Company also entered into a Senior Credit Facility which consists of a revolving credit facility and a letter of credit facility which permit borrowing at either LIBOR plus 2.00% or the prime rate plus 0.50% up to a maximum of $20,000 and $2,000, respectively. The Senior Credit Facility matures on July 31, 2001. During fiscal 1999, the Senior Credit Facility was amended to permit the Company to borrow an additional $10,000 through equipment acquisition term loans. In April 1999, the Company further amended the Senior Credit Facility to increase the revolving credit facility to a maximum of $22,500, and to reduce the amount of available equipment acquisition term loans to $7,500. During fiscal 2000, the Senior Credit Facility was amended to increase the revolving credit facility to a maximum of $25,500. In May 2000, the Company amended the Senior Credit Facility to reduce the revolving credit facility to a maximum of $24,000 and to increase the amount of available equipment acquisition term loans to $9,000. The Company pays a commitment fee of 0.50% per annum on the average daily unused amount of the revolving credit facility. The Senior Secured Notes are secured by certain equipment, fixtures, and general intangibles, and mortgages on substantially all of the owned and certain of the leased real property of the Company, and proceeds therefrom. Obligations under the revolving credit facility are secured by all of PRI's accounts receivable and raw materials and finished goods inventory, including any proceeds therefrom. The equipment acquisition term loans are secured by specific eligible equipment.

                        PACKAGING RESOURCES INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)


Long term debt consists of the following at February 28, 1999 and February 29, 2000:


                                                                             1999        2000
                                                                           --------    --------

    Senior Secured Notes, interest at 11-5/8%, paid semi-
      annually on May 1 and November 1, payable in full in
      May of 2003......................................................    $110,000    $110,000
    Revolving Credit Facility, interest at LIBOR plus 2%, maturing
      on July 31, 2001.................................................      17,000      25,500
    Equipment Acquisition Term Loans, interest at LIBOR plus
      2.25%, due in 60 monthly installments commencing March 1,
      2000.............................................................       3,794       7,500
                                                                           --------    --------

                                                                            130,794     143,000
     Less current maturities of long-term debt                                  126       1,500
                                                                           --------    --------

                                                                           $130,668    $141,500
                                                                           ========    ========



     As of May 15, 2000, $24,000 was outstanding under the revolving credit facility and $8,442 was outstanding under equipment acquisition term loans.

     PRI's credit agreements and other outstanding debt contain restrictions on incurring additional debt or liens, making investments, or making payments such as dividends, stock repurchases, or debt prepayments, and payments to affiliates.

     Aggregate maturities of long-term debt after February 29, 2000 are as follows:


FISCAL YEAR                                                         AMOUNT
-----------                                                        -------
2001..........................................................     $  1,500
2002..........................................................       27,000
2003..........................................................        1,500
2004..........................................................      111,500
2005..........................................................        1,500
Thereafter....................................................            0
                                                                   --------
                                                                   $143,000
                                                                   ========

                        PACKAGING RESOURCES INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)

(8)  OTHER EXPENSE

     During fiscal 2000, the Company decided to cease manufacturing activities at its Kansas City, Missouri facility. The facility ceased manufacturing operations in December 1999, at which time the Company identified certain items of equipment that would be disposed of. In addition, the Company identified certain other equipment items that were specifically related to products produced for a customer whose contract with the Company terminated as of December 31, 1999, and, therefore would also be held for disposal. The carrying value of these assets was written-down to the Company's estimates of fair value less costs to sell in accordance with SFAS No. 121. The resulting adjustment of $6,721 to reduce the book value of these assets was recorded during the fourth quarter of fiscal 2000.

     During fiscal 1998 an $800 loss was incurred related to the sale of the Louisiana, Missouri property. This property had previously been leased to a third party.

(9) INCOME TAXES

     Income tax expense (benefit) attributable to income (loss) before income taxes for the years ended February 28, 1998, 1999, and February 29, 2000 consists of:


                                                     1998
                                      CURRENT      DEFERRED      TOTAL
                                      -------      --------      -----
Federal.............................. $   -         $ 131        $ 131
State................................   184            31          215
                                      -----         -----        -----
                                      $ 184         $ 162        $ 346
                                      =====         =====        =====



                                                     1999
                                      CURRENT      DEFERRED      TOTAL
                                      -------      --------      -----
Federal.............................. $ 127         $1,190       $1,317
State................................   275            288          563
                                      -----         ------       ------
                                      $ 402         $1,478       $1,880
                                      =====         ======       ======




                                                     2000
                                      CURRENT      DEFERRED      TOTAL
                                      -------      --------      -----
Federal.............................. $   -         $(2,907)     $(2,907)
State................................    95            (428)        (333)
                                      -----         -------      -------
                                      $  95         $(3,335)     $(3,240)
                                      =====         =======      =======


                        PACKAGING RESOURCES INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)




      Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income (loss) before income taxes as a result of the following:


                                                        1998       1999      2000
                                                      --------  --------  --------
Computed "expected" tax expense (benefit) .........   $   107   $ 1,487    $(2,754)
Increase (decrease) in income taxes resulting from:
      State income taxes, net of Federal
       income tax benefit .........................       143       372       (160)
      Other, net ..................................        96        21       (326)
                                                      -------   -------    -------

                                                      $   346   $ 1,880    $(3,240)
                                                      =======   =======    =======


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 28, 1999 and February 29, 2000 are presented below:


                                                            1999          2000
                                                          --------     --------
Deferred tax assets:
      Compensated absences ...........................    $    317     $    420
      Net operating loss carryforwards ...............       3,172        6,092
      Alternative minimum tax credit carryforwards ...         126          108
      Other ..........................................         526          519
                                                          --------     --------

Total gross deferred tax assets ......................       4,141        7,139
                                                          --------     --------

Deferred tax liabilities:

      Plant and equipment ............................     (10,518)     (10,078)
      Intangible assets ..............................      (2,031)      (2,135)
                                                          --------     --------


Total gross deferred tax liabilities .................     (12,549)     (12,213)
                                                          --------     --------

Net deferred liability ...............................    $ (8,408)    $ (5,074)
                                                          ========     ========


     PRI has not recorded a valuation allowance related to the deferred tax assets, as management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

     At February 29, 2000 PRI has net operating loss carryforwards of approximately $15,200 which are available to reduce future taxable income for Federal income tax purposes under a tax sharing agreement with HPH. The operating loss carryforwards expire at various dates from 2004 through 2020.

     PRI also has alternative minimum tax credit carryforwards of approximately $108 which are available to reduce future Federal income taxes over an indefinite period under a tax sharing agreement with HPH.

                        PACKAGING RESOURCES INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)



(10)  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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


(11)  RETIREMENT PLAN

     PRI has a defined contribution retirement plan covering substantially all employees. Contributions are based upon a defined percentage of compensation. Provisions for the plan's contributions amounted to $630, $757, and $914 for the years ended February 28, 1998, 1999, and February 29, 2000, respectively. Provisions of the plan include 20% vesting per year.

(12)  RELATED-PARTY TRANSACTIONS

     PRI paid management fees to HPH of $600 for each of fiscal years 1998, 1999, and 2000, respectively.

     In fiscal year 2000, PRI paid Group a dividend in the amount of $1,807. This dividend payment was necessary in order for Group to make the interest payment on its outstanding debt.

(13) BUSINESS AND CREDIT CONCENTRATIONS

     PRI operates solely in the United States and in one operating segment - the manufacture and sale of plastic food and beverage containers.

     PRI's business is substantially dependent on a limited number of large customers. In fiscal years 1998, 1999, and 2000, PRI's ten largest customers accounted for approximately 83%, 80%, and 86%, respectively, of its net sales. In fiscal year 2000, PRI's largest customers are Tricon, General Mills (including Yoplait), Ross Labs, and S.C. Johnson, which represented approximately 21.3%, 19.4%, 12.5%, and 11.5%, respectively, of PRI's net sales. Accounts receivable for Tricon, General Mills, Ross Labs, and S.C. Johnson totaled $10,914 at February 29, 2000. In fiscal year 1999, PRI's largest customers were General Mills (including Yoplait), Dannon, Ross Labs, and Tricon, which represented approximately 26.1%, 15.2%, 12.7%, and 11.0%, respectively, of PRI's net sales. Accounts receivable for General Mills, Dannon, Ross Labs, and Tricon totaled $7,209 at February 28, 1999.

                        PACKAGING RESOURCES INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)




(14)  LIQUIDITY

     The Company's financial statements for the year ended February 29, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company continued to spend heavily in fiscal 2000 to expand its production capacity for both promotional and packaging products. Capital expenditures for fiscal 2000 were $30.5 million compared to $32.8 million in fiscal 1999. Although management believes that these expenditures have positioned the Company to pursue additional business opportunities with new and existing customers, the Company's high level of capital investment along with the failure to obtain certain anticipated new business on a timely basis has restricted its available liquidity. As a result, the Company did not make the interest payment of $6.4 million due May 1, 2000 on its 11 5/8% Senior Secured Notes due May 1, 2003, and does not expect to pay a dividend to Group in order to fund the interest payment of $1.8 million due May 31, 2000 on Group's 13% Senior Notes due June 30, 2003.

     The failure to make the interest payments discussed above will constitute defaults under both of the Indentures governing such Notes. In addition, the defaults under the Indentures will trigger certain cross-default provisions with respect to the Company's Credit Agreement. PRI has entered into discussions with the holders of the Notes and the lenders under its Credit Agreement to obtain waivers or amendments to resolve the defaults. However, there can be no assurance as to whether and when the Company will obtain any such waiver or amendment.

     Management recognizes that the Company must generate additional resources or consider modifications to its existing operating structure in order to enable the Company to meet its obligations as they mature. To that end, the Company has announced that it has retained the investment banking firm Deutsche Bank Securities, Inc. to assist in the sale of the Company. Management expects that these efforts will result in the introduction of other parties with interests and resources that are compatible with the Company's objectives. However, there can be no assurance whatsoever that any transaction with any third party will take place or, even if one does occur, about the nature and extent of any terms and conditions of any such potential transaction. Further, there can be no assurance that the Company will have sufficient resources to make the interest payments due on its outstanding debt.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on May 26, 2000.


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




       NAME                                           TITLE                                        DATE
      ------                                         -------                                      -----
/s/ Howard P. Hoeper                     Chairman of the Board, Chief Executive               May 26, 2000
-------------------------------------    Officer and President (Principal Executive
Howard P. Hoeper                         Officer)



/s/ Jerry J. Corirossi                   Executive Vice President, Finance and                May 26, 2000
-------------------------------------    Administration
Jerry J. Corirossi                       (Principal Financial Officer and Principal
                                         Accounting Officer)


/s/ Walter C. Riesen                     Director
-------------------------------------
Walter C. Riesen                                                                              May 26, 2000


/s/ John D. Hoeper                       Director
-------------------------------------
John D. Hoeper                                                                                May 26, 2000


/s/ Carol Hoeper                         Director
-------------------------------------
Carol Hoeper                                                                                  May 26, 2000


                           INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder of
Packaging Resources Incorporated:

Under date of March 20, 2000, we reported on the balance sheets of Packaging Resources Incorporated as of February 28, 1999 and February 29, 2000, and the related statements of operations, stockholder's deficit, and cash flows for the years ended February 28, 1998 and 1999 and February 29, 2000, included in the February 29, 2000 annual report on Form 10-K of Packaging Resources Incorporated. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule in the annual report on Form 10-K. This financial statement schedule is the responsibility of Packaging Resources Incorporated's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the financial statements of Packaging Resources Incorporated referred to above contains an explanatory paragraph that states that Packaging Resources Incorporated's continued high level of capital spending in fiscal 2000 coupled with the failure to obtain certain anticipated new business on a timely basis has restricted its available liquidity. As a result, Packaging Resources Incorporated did not make the interest payment due May 1, 2000 on its 11 5/8% Senior Secured Notes and does not expect to pay a dividend to its parent, Packaging Resources Group, Inc. in order to fund the interest payment due May 31, 2000 on Packaging Resources Group Inc.'s 13% Senior Notes. These matters raise substantial doubt about Packaging Resources Incorporated's ability to continue as a going concern. The financial statement schedule included in the annual report on Form 10-K does not include any adjustments that might result from the outcome of this uncertainty.


KPMG LLP


Chicago, Illinois
March 20, 2000

                                   SCHEDULE II

                        PACKAGING RESOURCES INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS

          YEARS ENDED FEBRUARY 28, 1998 AND 1999 AND FEBRUARY 29, 2000




                                                                          ADDITIONS
                                                                          ---------
                                                  BALANCE AT          CHARGED TO         CHARGED
                                                 BEGINNING OF          COSTS AND        TO OTHER                      BALANCE AT
DESCRIPTION                                         PERIOD             EXPENSES         ACCOUNTS    DEDUCTIONS       END OF PERIOD
-----------                                      ------------        -----------        --------    ----------      ---------------
1998
Allowance for Doubtful Accounts                     $135,000             $ --          $ 56,000     $ (56,000)         $135,000

1999
Allowance for Doubtful Accounts                     $135,000             $ --          $ 10,000     $ (10,000)         $135,000

2000
Allowance for Doubtful Accounts                     $135,000             $ --          $  6,000     $  (6,000)         $135,000