Form 10-Q
period 2000-05-31
PACKAGING RESOURCES INC
filed 2000-07-14
CIK 825790

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MAY 31, 2000
                               ------------------------------------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to__________________________
Commission file number 333-05885
                       --------------------------------------------------------

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

         As of June 30, 2000, the issuer had outstanding 1,000 shares of Common
                        Stock, $.01 par value per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        PACKAGING RESOURCES INCORPORATED
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                           Three Months Ended
                                                                May 31
                                                        ------------------------
                                                          2000            1999
                                                        --------        --------
Net sales                                               $ 32,165        $ 40,697

Cost of goods sold                                        29,430          32,499
                                                        --------        --------

Gross profit                                               2,735           8,198

Selling, general & administrative expenses                 1,690           2,013
Amortization of intangibles and other assets                 178             178
                                                        --------        --------

Operating income                                             867           6,007

Interest expense                                           4,101           3,825
                                                        --------        --------

Income (loss) before income taxes                         (3,234)
                                                                           2,182

Income tax expense (benefit)                              (1,293)            938
                                                        --------        --------
Net income (loss)                                       ($ 1,941)       $  1,244
                                                        ========        ========

See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                                 BALANCE SHEETS

                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                MAY 31,    FEBRUARY 29,
ASSETS                                                            2000        2000
                                                              ----------   ------------
                                                             (UNAUDITED)
Current assets:
    Cash and cash equivalents                                 $     546      $     304
    Accounts receivable, net                                     14,746         15,541
    Inventories                                                  27,067         30,353
    Other current assets                                          1,916          1,210
    Deferred income taxes                                           868            868
                                                              ---------      ---------

Total current assets                                             45,143         48,276

Property, plant, and equipment, net                              87,003         86,946
Intangibles, net                                                 18,190         18,368
Other assets                                                      1,965          2,544
                                                              ---------      ---------
                                                              $ 152,301      $ 156,134
                                                              =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
    Current maturities of long-term debt                      $ 142,442      $   1,500
    Accounts payable                                             12,893         15,121
    Accrued expenses                                             12,852         10,664
                                                              ---------      ---------
Total current liabilities                                       168,187         27,285

Long-term debt, excluding current maturities                          -        141,500
Deferred income taxes                                             4,648          5,942
                                                              ---------      ---------
Total liabilities                                               172,835        174,727
                                                              ---------      ---------

Stockholder's equity (deficit):
   Common stock, $.01 par value; 1,000 shares authorized,
   issued, and outstanding                                            -              -
   Accumulated deficit                                          (20,534)       (18,593)
                                                              ---------      ---------
Total stockholder's equity (deficit)                            (20,534)       (18,593)
                                                              ---------      ---------
                                                              $ 152,301      $ 156,134
                                                              =========      =========

See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                        Three Months Ended
                                                                              May 31
                                                                              ------
                                                                         2000         1999
                                                                      ---------     --------
Cash flows from operating activities:
   Net income (loss)                                                  ($ 1,941)     $  1,244
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation and amortization                                     2,663         2,591
       Deferred income taxes                                            (1,294)          863
       Change in assets and liabilities:
         Change in current assets                                        3,375        (4,281)
         Change in current liabilities                                     (40)       (3,344)
         Change in other assets                                            413        11,763
                                                                      ---------     --------

Net cash provided by operating activities                                3,176         8,836
                                                                      ---------     --------
Cash flows from investing activities:
   Capital expenditures                                                 (2,376)      (17,606)
                                                                      ---------     --------

Net cash used in investing activities                                   (2,376)      (17,606)
                                                                      ---------     --------
Cash flows from financing activities:
   Borrowings (payments) under credit agreement                         (1,500)        5,500
   Net borrowings under equipment acquisition loans                        942         3,412
                                                                      ---------     --------

Net cash provided by (used in) financing activities                       (558)        8,912
                                                                      ---------     --------

Net increase in cash and cash equivalents                                  242           142
Cash and cash equivalents at beginning of period                           304         1,672
                                                                      ---------     --------

Cash and cash equivalents at end of period                            $    546      $  1,814
                                                                      ========      ========

Supplemental disclosure of cash flow information - cash paid for:
    Interest                                                          $    593      $  6,822
    Income taxes                                                      $      0      $     75


See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1) BASIS OF PRESENTATION

The balance sheet as of May 31, 2000 and the statement of operations for the three months ended May 31, 2000 and the statement of cash flows for the three months ended May 31, 2000 have been prepared by Packaging Resources Incorporated ("PRI" or the "Company") on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As explained in the following paragraphs, PRI is in default under certain loan agreements. Therefore, all amounts outstanding under the Credit Agreement and the 11 5/8% Senior
Secured Notes (the "PRI Notes") are classified as current liabilities at May 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial results for the interim periods included herein have been made. The results of operations for the three months ended May 31, 2000 are not necessarily indicative of the results to be expected for the full year.

The Company spent heavily in fiscal 1999 and 2000 to expand its production capacity for both promotional and packaging products. Capital expenditures for those years exceeded $63.0 million. Management believes that these expenditures have positioned the Company to pursue additional business opportunities with new and existing customers. However, the failure to obtain certain anticipated new business on a timely basis has restricted the Company's available liquidity. As a result, the Company did not make the interest payment of $6.4 million due May 1, 2000 on the PRI Notes and did not pay a dividend to its parent, Packaging Resources Group, Inc. ("Group"), in order to fund the interest payment of $1.8 million due May 31, 2000 on Group's 13% Senior Notes due June 30, 2003 (the "Group Notes").

The failure to make the interest payments discussed above constitutes defaults under both of the Indentures governing such Notes. In addition, the defaults under the Indentures trigger certain cross-default provisions with respect to the Company's Credit Agreement. The Company has entered into forbearance agreements with the holders of approximately 80% of the PRI Notes and approximately 57% of the Group Notes pursuant to which such holders have agreed to forbear exercise of any remedies, including acceleration of the applicable debt obligations, as a result of the above-described events of default until July 28, 2000 or earlier in certain circumstances, including the occurrence of any other events of default. Under the terms of the forbearance agreements, PRI has agreed, among other things, to use commercially reasonable efforts to pursue a sale of the capital stock of the Company or all or substantially all of the Company's assets. The lender under the Credit Agreement has entered into a similar forbearance agreement. There can be no assurance that any such forbearance agreement will be extended or that a holder of Group Notes or PRI Notes that is not party to a forbearance agreement will not seek to exercise remedies with respect to its debt claims.

Management recognizes that the Company must generate additional resources or consider modifications to its existing operating structure in order to enable the Company to meet its obligations as they mature. To that end, on April 20, 2000, the Company announced that it has retained the investment banking firm Deutsche Bank Securities, Inc. to assist in the sale of the Company. Management expects that these efforts will result in the introduction of other parties with interests and resources that are compatible with the Company's objectives. However, there can be no assurance whatsoever that any transaction with any third party will take place or, even if one does occur, about the nature and extent of any terms and conditions of any such potential transaction.

For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended February 29, 2000.

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

RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED MAY 31, 2000 COMPARED TO THE
                        THREE MONTH PERIOD ENDED MAY 31, 1999

         NET SALES: Net sales decreased $8.5 million, or 20.9%, from $40.7 million in the first quarter of fiscal 2000 to $32.2 million in the first quarter of fiscal 2001. Packaging sales decreased $11.3 million, or 38.3%, from $29.5 million in the first quarter of fiscal 2000 to $18.2 million in the first quarter of fiscal 2001. This decrease was primarily due to the loss of the Yoplait U.S.A. ("Yoplait") six ounce yogurt cup business and The Dannon Company, Inc. ("Dannon") eight ounce yogurt cup business as a result of the expiration of the related supply agreements in December 1999. Promotional sales increased $2.8 million, or 25.0%, from $11.2 million in the first quarter of fiscal 2000 to $14.0 million in the first quarter of fiscal 2001. This increase was primarily due to higher volume including sales of the Company's TWIST N' GO -Registered Trademark- beverage container to Pepsi-Cola Company ("Pepsi") which first began in the summer of 1999.

         GROSS PROFIT: Gross profit decreased $5.5 million, from $8.2 million in the first quarter of fiscal 2000 to $2.7 million in the first quarter of fiscal 2001. Gross margins decreased from 20.1% in the first quarter of fiscal 2000 to 8.5% in the first quarter of fiscal 2001. Gross profit decreased primarily due to the combination of lower net sales, unfavorable product mix from lower sales of higher margin Yoplait and Dannon products and additional costs related to equipment leases entered into later in fiscal 2000. This decrease was partially offset by cost savings attributed to the transfer in the third quarter of fiscal 2000 of the production activities at the Company's Kansas City, Missouri facility to other plants to reduce manufacturing overhead costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses decreased $0.3 million, from $2.0 million in the first quarter of fiscal 2000 to $1.7 million in the first quarter of fiscal 2001 primarily due to lower salary and travel expenses, but increased as a percentage of net sales from 4.9% to 5.3% due to lower net sales.

         OPERATING INCOME: Operating income decreased $5.1 million, from $6.0 million, or 14.8% of net sales, in the first quarter of fiscal 2000 to $0.9 million, or 2.7% of net sales, in the first quarter of fiscal 2001 due to the reasons noted above.

         INTEREST EXPENSE: Interest expense increased $0.3 million, from $3.8 million in the first quarter of fiscal 2000 to $4.1 million in the first quarter of fiscal 2001, due to higher borrowings and higher interest rates under the Company's Credit Agreement.

         INCOME TAXES: Income tax expense was $0.9 million in the first quarter of fiscal 2000. Income tax benefit amounted to $1.3 million in the first quarter of fiscal 2001. The Company's effective state and Federal tax rate was 43% and 40% in the first quarter of fiscal 2000 and 2001, respectively.

         NET INCOME: For the reasons noted above, net income decreased from $1.2 million in the first quarter of fiscal 2000 to a net loss of $1.9 million in the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2000, PRI's Bank Credit Agreement ("Credit Agreement") was amended to increase the revolving credit capacity to a maximum of $22.5 million, and to reduce the amount of available equipment acquisition term loans to $7.5 million. In May 2000, the Company amended the Credit Agreement to adjust the revolving credit facility to a maximum of $24.0 million and to increase the amount of available equipment acquisition term loans to $9.0 million. In June 2000, the Company further amended the Credit Agreement to increase the revolving credit facility to a maximum of $26.0 million. As of May 31, 2000, there were $32.4 million of outstanding borrowings under the Credit Agreement.

Cash provided by operating activities decreased to $3.2 million in the first three months of fiscal 2001 from $8.8 million in the comparable period of fiscal 2000. The decrease resulted primarily from lower net income and a smaller decrease in the change in other assets due to the reimbursement of deposits for equipment that was leased as well as deposits related to equipment that was placed in service and, therefore, reclassified to property, plant and equipment during the first quarter of fiscal 2000. This decrease was partially offset by an increase from changes in working capital.

Capital expenditures were $17.6 million and $2.4 million for the first three months of fiscal 2000 and 2001, respectively. These expenditures, which expanded production capacity and reduced costs, include (i) the addition of new production lines and printing equipment, (ii) the expansion of the Company's manufacturing space and (iii) the engineering and manufacture of new production molds. PRI's estimated capital expenditures for the balance of fiscal 2001 are expected to be approximately $2.0 million.

During the first three months of fiscal 2001, cash used in financing activities was $0.6 million which included $1.5 million of payments under the Revolving Credit Facility and $0.9 million borrowed through Equipment Acquisition Term Loans.

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

The Company spent heavily in fiscal 1999 and 2000 to expand its production capacity for both promotional and packaging products. Capital expenditures for those years exceeded $63.0 million. Management believes that these expenditures have positioned the Company to pursue additional business opportunities with new and existing customers. However, the failure to obtain certain anticipated new business on a timely basis has restricted the Company's available liquidity. As a result, the Company did not make the interest payment of $6.4 million due May 1, 2000 on the PRI Notes and did not pay a dividend to its parent, Packaging Resources Group, Inc., in order to fund the interest payment of $1.8 million due May 31, 2000 on the Group Notes.

The failure to make the interest payments discussed above constitutes defaults under both of the Indentures governing such Notes. In addition, the defaults under the Indentures trigger certain cross-default provisions with respect to the Company's Credit Agreement. The Company has entered into forbearance agreements with the holders of approximately 80% of the PRI Notes and approximately 57% of the Group Notes pursuant to which such holders have agreed to forbear exercise of any remedies, including acceleration of the applicable debt obligations, as a result of the above-described events of default until July 28, 2000 or earlier in certain circumstances, including the occurrence of any other events of default. Under the terms of the forbearance agreements, PRI has agreed, among other things, to use commercially reasonable efforts to pursue a sale of the capital stock of the Company or all or substantially all of the Company's assets. The lender under the Credit Agreement has entered into a similar forbearance agreement. There can be no assurance that any such forbearance agreement will be extended or that a holder of Group Notes or PRI Notes that is not party to a forbearance agreement will not seek to exercise remedies with respect to its debt claims. The Company announced on April 20, 2000 that it has retained the investment banking firm Deutsche Bank Securities, Inc. to assist in the sale of the Company. There can be no assurance whatsoever that any transaction with any third party will take place or, even if one does occur, about the nature and extent of any terms and conditions of any such potential transaction. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

RECENT DEVELOPMENTS

As discussed earlier, on April 20, 2000, the Company announced that it has retained the investment banking firm Deutsche Bank Securities, Inc. to assist in the sale of the Company. Management recognizes that the Company must generate additional resources or consider modifications to its existing operating structure in order to enable the Company to meet its obligations as they mature. Management expects that these efforts will result in the introduction of other parties with interests and resources that are compatible with the Company's objectives. However, there can be no assurance whatsoever that any transaction with any third party will take place or, even if one does occur, about the nature and extent of any terms and conditions of any such potential transaction.

On April 20, 2000, the Company also established a Severance Plan to provide severance pay to certain employees who terminate employment with the Company or an affiliate of the Company under certain circumstances. Approximately 46 employees participate in the plan. In no event shall a covered employee who receives, or is eligible to receive, benefits under the Packaging Resources Change of Control Plan be eligible to receive severance pay under the Severance Plan. As of May 31, 2000, no reserve has been established for this Severance Plan or any other activities related to the potential sale of the Company.

As previously reported, during the third quarter of fiscal 2000, the Company moved all production activities from its Kansas City, Missouri facility to other plants to reduce manufacturing overhead costs. The Kansas City facility continues to be used for warehouse and distribution purposes until the lease expires on October 31, 2000. The costs incurred in this move did not have a material impact on the Company's financial condition or results of operations.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
              For a discussion of certain market risks related to the Company, see Part I, Item 7a. "Quantitative and Qualitative Disclosure about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000. Based on borrowings outstanding under the Credit Agreement as of May 31, 2000, the Company estimates that a 1% increase in interest rates would result in an approximate $324,000 increase in annual interest expense.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
              N/A

ITEM 2.       CHANGES IN SECURITIES
              N/A

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              On May 17, 1996, PRI issued $110.0 million of 11 5/8% Senior Secured Notes due 2003 (the "PRI Notes"). At that time, the Company also entered into a Credit Agreement which consists of a revolving credit facility and a letter of credit facility which permit borrowing at either LIBOR plus 2.00% or the prime rate plus 0.50% up to a maximum of $20.0 million and $2.0 million, respectively. The Credit Agreement matures on July 31, 2001. During fiscal 1999, the Credit Agreement was amended to permit the Company to borrow an additional $10.0 million through equipment acquisition term loans. During fiscal 2000, the Credit Agreement was amended to increase the revolving credit facility to a maximum of $22.5 million, and to reduce the amount of available equipment acquisition term loans to $7.5 million. In May 2000, the Company amended the Credit Agreement to adjust the revolving credit facility to a maximum of $24.0 million and to increase the amount of available equipment acquisition term loans to $9.0 million. In June 2000, the Company further amended the Credit Agreement to increase the revolving credit facility to a maximum of $26.0 million. The Senior Secured Notes are secured by certain equipment, fixtures, and general intangibles, and mortgages on substantially all of the owned and certain of the leased real property of the Company, and proceeds therefrom. Obligations under the revolving credit facility are secured by all of PRI's accounts receivable and raw materials and finished goods inventory, including any proceeds therefrom. The equipment acquisition term loans are secured by specific eligible equipment. As of May 31, 2000, there were $32.4 million of outstanding borrowings under the Credit Agreement.

              The Company did not make the interest payment of $6.4 million due May 1, 2000 on the PRI Notes and did not pay a dividend to its parent, Packaging Resources Group, Inc., in order to fund the interest payment of $1.8 million due May 31, 2000 on the Group Notes. The failure to make these interest payments constitutes defaults under both of the Indentures governing such Notes. In addition, the defaults under the Indentures trigger certain cross-default provisions with respect to the Company's Credit Agreement. The Company has entered into forbearance agreements with the holders of approximately 80% of the PRI Notes and approximately 57% of the Group Notes pursuant to which such holders have agreed to forbear exercise of any remedies, including acceleration of the applicable debt obligations, as a result of the above-described events of default until July 28, 2000 or earlier in certain circumstances, including the occurrence of any other events of default. Under the terms of the forbearance agreements, PRI has agreed, among other things, to use commercially reasonable efforts to pursue a sale of the capital stock of the Company or all or substantially all of the Company's assets. The lender under the Credit Agreement has entered into a similar forbearance agreement. There can be no assurance that any such forbearance agreement will be extended or that a holder of Group Notes or PRI Notes that is not party to a forbearance agreement will not seek to exercise remedies with respect to its debt claims.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              N/A

ITEM 5.       OTHER INFORMATION
              N/A

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              (a) EXHIBITS: The following exhibits are included in this Report on Form 10-Q:
                       4.3(g) Forbearance and Fifteenth Amendment Agreement
                  dated as of June 23, 2000 by and among Group, PRI, the lenders signatory thereto and LaSalle National Bank, as administrative agent
                       4.4 Form of Forbearance Agreements between PRI and certain noteholders
                       4.5 Form of Forbearance Agreements between Group and certain noteholders

                      27.1    Financial Statement Schedule

              (b) REPORTS ON FORM 8-K: A report on Form 8-K, dated April 20, 2000, was filed by PRI which reported under Items 5 and 7 financial results for the fiscal year ended February 29, 2000 and the retention of investment banking firm Deutsche Bank Securities, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PACKAGING RESOURCES INCORPORATED
                                      Registrant



Date  July 14, 2000                   /s/ Jerry J. Corirossi
     ------------------------         --------------------------
                                      Jerry J. Corirossi
                                      Executive Vice President, Finance and
                                      Administration and Chief Financial Officer
                                      and duly authorized officer