Form 10-Q
period 2000-08-31
PACKAGING RESOURCES INC
filed 2000-10-16
CIK 825790

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q


(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2000

                                                    OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------


Commission file number 333-05885
                       ----------------

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

                                 /X/ Yes / / No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the amount outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          As of September 30, 2000, the issuer had outstanding 1,000 shares of Common Stock, $.01 par value per share.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        PACKAGING RESOURCES INCORPORATED
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                Three Months Ended            Six Months Ended
                                                     August 31                    August 31
                                              -----------------------      -----------------------
                                                2000           1999          2000           1999
                                              --------       --------      --------       --------
Net Sales                                     $ 35,732       $ 38,343      $ 67,897       $ 79,040

Cost of goods sold                              31,840         29,490        61,270         61,989
                                              --------       --------      --------       --------

Gross profit                                     3,892          8,853         6,627         17,051

Selling, general &
administrative expenses                          2,390          1,987         4,080          4,000

Amortization of intangibles and
other assets                                       178            178           356            356
                                              --------       --------      --------       --------

Operating income                                 1,324          6,688         2,191         12,695

Interest expense                                 4,316          3,909         8,417          7,734
                                              --------       --------      --------       --------

Income (loss) before income taxes               (2,992)         2,779        (6,226)         4,961

Income tax expense (benefit)                    (1,197)         1,195        (2,490)         2,133
                                              --------       --------      --------       --------

Net income (loss)                             ($ 1,795)      $  1,584      ($ 3,736)      $  2,828
                                              ========       ========      ========       ========

See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                                 BALANCE SHEETS

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                  AUGUST 31,     FEBRUARY 29,
                                                                    2000            2000
                                                                  ---------      ------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                    $      29       $     304
     Accounts receivable, net                                        15,310          15,541
     Inventories                                                     24,740          30,353
     Other current assets                                             2,578           1,210
     Deferred income taxes                                              868             868
                                                                  ---------       ---------

Total current assets                                                 43,525          48,276

Property, plant, and equipment, net                                  85,347          86,946
Intangibles, net                                                     18,012          18,368
Other assets                                                          1,799           2,544
                                                                  ---------       ---------
                                                                  $ 148,683       $ 156,134
                                                                  =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term debt                         $ 141,806       $   1,500
     Accounts payable                                                 9,891          15,121
     Accrued expenses                                                15,871          10,664
                                                                  ---------       ---------
Total current liabilities                                           167,568          27,285

Long-term debt, excluding current maturities                             --         141,500
Deferred income taxes                                                 3,444           5,942
                                                                  ---------       ---------
Total liabilities                                                   171,012         174,727
                                                                  ---------       ---------
Stockholder's equity (deficit):
     Common stock, $.01 par value; 1,000 shares authorized,
     issued, and outstanding                                             --              --
     Accumulated deficit                                            (22,329)        (18,593)
                                                                  ---------       ---------
Total stockholder's equity (deficit)                                (22,329)        (18,593)
                                                                  ---------       ---------
                                                                  $ 148,683       $ 156,134
                                                                  =========       =========

See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                          Six Months Ended
                                                                              August 31
                                                                       -----------------------
                                                                         2000           1999
                                                                       --------       --------
Cash flows from operating activities:
     Net income (loss)                                                 ($ 3,736)      $  2,828
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation and amortization                                   5,326          5,183
          Deferred income taxes                                          (2,498)         1,907
          Change in assets and liabilities:
               Change in current assets                                   4,476         (6,678)
               Change in current liabilities                                (23)          (931)
               Change in other assets                                       413         13,425
                                                                       --------       --------

Net cash provided by operating activities                                 3,958         15,734
                                                                       --------       --------

Cash flows from investing activities:
     Capital expenditures                                                (3,039)       (25,050)
                                                                       --------       --------

Net cash used in investing activities                                    (3,039)       (25,050)
                                                                       --------       --------

Cash flows from financing activities:
     Borrowings (payments) under credit agreement                        (1,639)         4,500
     Net borrowings under equipment acquisition loans                       445          3,706
                                                                       --------       --------
Net cash provided by (used in) financing activities                      (1,194)         8,206
                                                                       --------       --------

Net decrease in cash and cash equivalents                                  (275)        (1,110)
Cash and cash equivalents at beginning of period                            304          1,672
                                                                       --------       --------

Cash and cash equivalents at end of period                             $     29       $    562
                                                                       ========       ========

Supplemental disclosure of cash flow information - cash paid for:
     Interest                                                          $  1,571       $  7,365
     Income taxes                                                      $      7       $    222

See accompanying notes to financial statements.

                        PACKAGING RESOURCES INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1)   BASIS OF PRESENTATION

The balance sheet as of August 31, 2000 and the statements of operations for the three and six month periods ended August 31, 2000 and the statement of cash flows for the six months ended August 31, 2000 have been prepared by Packaging Resources Incorporated ("PRI" or the "Company") on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As explained in the following paragraphs, PRI is in default under the Credit Agreement and the Indenture governing the 11 5/8% Senior Secured Notes (the "PRI Notes"). Therefore, all amounts outstanding under the Credit Agreement and the principal amount of the PRI Notes are classified as current liabilities at August 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial results for the interim periods included herein have been made. The results of operations for the three and six month periods ended August 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

The failure to make the interest payments discussed above constitutes defaults under both of the Indentures governing such Notes. In addition, the defaults under the Indentures trigger certain cross-default provisions with respect to the Company's Credit Agreement. The Company entered into forbearance agreements with certain holders of the PRI Notes and certain holders of the Group Notes pursuant to which such holders agreed to forbear exercise of any remedies, including acceleration of the applicable debt obligations, as a result of the above-described events of default provided there were no other events of default. Under the terms of the forbearance agreements, PRI agreed, among other things, to use commercially reasonable efforts to pursue a sale of the capital stock of the Company or all or substantially all of the Company's assets. The lender under the Credit Agreement entered into a similar forbearance agreement. The above mentioned forbearance agreements have expired and have not been extended. Although the Company is pursuing extension of such forbearance agreements, there can be no assurance that any such forbearance agreement will be extended or that a holder of Group Notes or PRI Notes will not seek to exercise remedies with respect to its debt claims. On August 30, 2000, Group received a notice from two affiliated holders purporting to accelerate the payment of all outstanding principal of, and accrued but unpaid interest on, the Group Notes. Neither the amounts outstanding under the Credit Agreement nor the PRI Notes have been accelerated.

As previously reported, management recognizes that the Company must generate additional resources or consider modifications to its existing operating structure in order to enable the Company to meet its obligations as they mature. To that end, on April 20, 2000, the Company announced that it retained the investment banking firm Deutsche Bank Securities, Inc. to assist in the sale of the Company. On August 28, 2000, the Company announced that it had entered into a Stock Purchase Agreement with Group, Sweetheart Cup Company Inc. ("Sweetheart") and Mr. Dennis Mehiel ("Mehiel"), the Chairman and principal stockholder of Sweetheart, relating to a recapitalization of Group and a sale of capital stock of Group. On September 29, 2000, the Company announced that the Stock Purchase Agreement with Sweetheart and

Mehiel had been terminated and that a letter of intent had been entered into with Van Leer Holding, Inc., a subsidiary of Huhtamaki Van Leer Oyj, a Finnish company, relating to the proposed sale of all of the capital stock of the Company for a cash purchase price of $185 million. There can be no assurance as to whether or when the proposed transaction will be completed.

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

   RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED AUGUST 31, 2000 COMPARED
                TO THE THREE MONTH PERIOD ENDED AUGUST 31, 1999

     NET SALES: Net sales decreased $2.6 million, or 6.8%, from $38.3 million in the second quarter of fiscal 2000 to $35.7 million in the second quarter of fiscal 2001. Packaging sales decreased $8.7 million, or 32.4%, from $26.9 million in the second quarter of fiscal 2000 to $18.2 million in the second quarter of fiscal 2001. This decrease was primarily due to the loss of the Yoplait U.S.A. ("Yoplait") six ounce yogurt cup business and The Dannon Company, Inc. ("Dannon") eight ounce yogurt cup business as a result of the expiration of the related supply agreements in December 1999. This decrease was partially offset by higher volume sales to The Haagen Dazs Company, Inc. Promotional sales increased $6.1 million, or 53.4%, from $11.4 million in the second quarter of fiscal 2000 to $17.5 million in the second quarter of fiscal 2001. This increase was primarily due to higher volume including higher sales to Tricon Restaurant Services Group, Inc. ("Tricon") and sales of the Company's TWIST N' GO-Registered Trademark- beverage container to Pepsi-Cola Company ("Pepsi") which first began in the summer of 1999.

     GROSS PROFIT: Gross profit decreased $5.0 million, from $8.9 million in the second quarter of fiscal 2000 to $3.9 million in the second quarter of fiscal 2001. Gross margins decreased from 23.1% in the second quarter of fiscal 2000 to 10.9% in the second quarter of fiscal 2001. Gross profit decreased primarily due to the combination of lower net sales, unfavorable product mix from lower sales of higher margin Yoplait and Dannon products, higher material costs related to increases in certain raw material resins, and additional costs related to equipment leases entered into later in fiscal 2000. This decrease was partially offset by cost savings attributed to the transfer in the third quarter of fiscal 2000 of the production activities at the Company's Kansas City, Missouri facility to other plants to reduce manufacturing overhead costs. Gross margin for the second quarter of fiscal 2001 was positively affected by favorable pricing under existing supply agreements with customers, some of which include "under-utilization" provisions. Such provisions, which require the customers to purchase minimum quantities or make specified minimum payments even if they do not take delivery of the contracted products, recognize the significant fixed cost investment required by the Company to fulfill the terms of certain agreements. During the second quarter of fiscal 2001, certain minimum volume requirements were not met and the Company recognized $3,484,000 in specified minimum payments due under the agreements.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased $0.4 million, from $2.0 million in the second quarter of fiscal 2000 to $2.4 million in the second quarter of fiscal 2001, and increased as a percentage of net sales from 5.2% to 6.7% primarily due to higher professional fees expense for costs incurred related to the sale of the Company.

     OPERATING INCOME: Operating income decreased $5.4 million, from $6.7 million, or 17.4% of net sales, in the second quarter of fiscal 2000 to $1.3 million, or 3.7% of net sales, in the second quarter of fiscal 2001 due to the reasons noted above.

     INTEREST EXPENSE: Interest expense increased $0.4 million, from $3.9 million in the second quarter of fiscal 2000 to $4.3 million in the second quarter of fiscal 2001, due to higher borrowings and higher interest rates under the Company's Credit Agreement.

     INCOME TAXES: Income tax expense was $1.2 million in the second quarter of fiscal 2000. Income tax benefit amounted to $1.2 million in the second quarter of fiscal 2001. The Company's effective state and Federal tax rate was 43% and 40% in the second quarter of fiscal 2000 and 2001, respectively.

     NET INCOME: For the reasons noted above, net income decreased from $1.6 million in the second quarter of fiscal 2000 to a net loss of $1.8 million in the second quarter of fiscal 2001.


    RESULTS OF OPERATIONS - SIX MONTH PERIOD ENDED AUGUST 31, 2000 COMPARED
                 TO THE SIX MONTH PERIOD ENDED AUGUST 31, 1999

     NET SALES: Net sales decreased $11.1 million, or 14.1%, from $79.0 million in the first six months of fiscal 2000 to $67.9 million in the first six months of fiscal 2001. Packaging sales decreased $20.1 million, or 35.6%, from $56.4 million in the first six months of fiscal 2000 to $36.3 million in the first six months of fiscal 2001. This decrease was primarily due to the loss of the Yoplait six ounce yogurt cup business and the Dannon eight ounce yogurt cup business as a result of the expiration of the related supply agreements in December 1999, and lower sales to S.C. Johnson & Son, Inc. for the comparable period. This decrease was partially offset by higher volume sales to The Haagen Dazs Company, Inc. Promotional sales increased $8.9 million, or 39.5%, from $22.6 million in the first six months of fiscal 2000 to $31.5 million in the first six months of fiscal 2001. This increase was primarily due to higher volume including higher sales to Tricon and sales of the Company's TWIST N' GO-Registered Trademark- beverage container to Pepsi which first began in the summer of 1999.

     GROSS PROFIT: Gross profit decreased $10.4 million, from $17.0 million in the first six months of fiscal 2000 to $6.6 million in the first six months of fiscal 2001. Gross margins decreased from 21.5% in the first six months of fiscal 2000 to 9.7% in the first six months of fiscal 2001. Gross profit decreased primarily due to the combination of lower net sales, unfavorable product mix from lower sales of higher margin Yoplait and Dannon products, higher material costs related to increases in certain raw material resins, and additional costs related to equipment leases entered into later in fiscal 2000. This decrease was partially offset by cost savings attributed to the transfer in the third quarter of fiscal 2000 of the production activities at the Company's Kansas City, Missouri facility to other plants to reduce manufacturing overhead costs. Gross margin for the first six months of fiscal 2001 was positively affected by favorable pricing under existing supply agreements with customers, some of which include "under-utilization" provisions. Such provisions, which require the customers to purchase minimum quantities or make specified minimum payments even if they do not take delivery of the contracted products, recognize the significant fixed cost investment required by the Company to fulfill the terms of certain agreements. During the first six months of fiscal 2001, certain minimum volume requirements were not met and the Company recognized $3,484,000 in specified minimum payments due under the agreements.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased $0.1 million, from $4.0 million in the first six months of fiscal 2000 to $4.1 million in the first six months of fiscal 2001, and increased as a percentage of net sales from 5.1% to 6.0% primarily due to higher professional fees expense for costs incurred related to the sale of the Company that was partially offset by lower salary expenses.

     OPERATING INCOME: Operating income decreased $10.5 million, from $12.7 million, or 16.1% of net sales, in the first six months of fiscal 2000 to $2.2 million, or 3.2% of net sales, in the first six months of fiscal 2001 due to the reasons noted above.

     INTEREST EXPENSE: Interest expense increased $0.7 million, from $7.7 million in the first six months of fiscal 2000 to $8.4 million in the first six months of fiscal 2001, due to higher borrowings and higher interest rates under the Company's Credit Agreement.

     INCOME TAXES: Income tax expense was $2.1 million in the first six months of fiscal 2000. Income tax benefit amounted to $2.5 million in the first six months of fiscal 2001. The Company's effective state and Federal tax rate was 43% and 40% in the first six months of fiscal 2000 and 2001, respectively.

     NET INCOME: For the reasons noted above, net income decreased from $2.8 million in the first six months of fiscal 2000 to a net loss of $3.7 million in the first six months of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2000, PRI's Bank Credit Agreement ("Credit Agreement") was amended to increase the revolving credit capacity to a maximum of $22.5 million, and to reduce the amount of available equipment acquisition term loans to $7.5 million. In May 2000, the Company amended the Credit Agreement to adjust the revolving credit facility to a maximum of $24.0 million and to increase the amount of available equipment acquisition term loans to $9.0 million. In June 2000, the Company further amended the Credit Agreement to increase the revolving credit facility to a maximum of $26.0 million. As of August 31, 2000, there were $31.8 million of outstanding borrowings under the Credit Agreement.

Cash provided by operating activities decreased to $4.0 million in the first six months of fiscal 2001 from $15.7 million in the comparable period of fiscal 2000. The decrease resulted primarily from lower net income and a smaller decrease in the change in other assets due to the reimbursement of deposits for equipment that was leased as well as deposits related to equipment that was placed in service and, therefore, reclassified to property, plant and equipment during the first six months of fiscal 2000. This decrease was partially offset by an increase from changes in working capital.

Capital expenditures were $25.1 million and $3.0 million for the first six months of fiscal 2000 and 2001, respectively. These expenditures, which expanded production capacity and reduced costs, include (i) the addition of new production lines and printing equipment, (ii) the expansion of the Company's manufacturing space and (iii) the engineering and manufacture of new production molds. PRI's estimated capital expenditures for the balance of fiscal 2001 are expected to be approximately $1.0 million.

During the first six months of fiscal 2001, cash used in financing activities was $1.2 million which included $1.6 million of payments under the Revolving Credit Facility and $0.4 million borrowed through Equipment Acquisition Term Loans.

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

As previously reported, the Company spent heavily in fiscal 1999 and 2000 to expand its production capacity for both promotional and packaging products. Capital expenditures for those years exceeded $63.0 million. Management believes that these expenditures have positioned the Company to pursue additional business opportunities with new and existing customers. However, the failure to obtain certain anticipated new business on a timely basis has restricted the Company's available liquidity. As a result, the Company did not make the interest payment of $6.4 million due May 1, 2000 on the PRI Notes and did not pay a dividend to its parent, Packaging Resources Group, Inc., in order to fund the interest payment of $1.8 million due May 31, 2000 on the Group Notes.

The failure to make the interest payments discussed above constitutes defaults under both of the Indentures governing such Notes. In addition, the defaults under the Indentures trigger certain cross-default provisions with respect to the Company's Credit Agreement. The Company entered into forbearance agreements with certain holders of the PRI Notes and certain holders of the Group Notes pursuant to which such holders agreed to forbear exercise of any remedies, including acceleration of the applicable debt obligations, as a result of the above-described events of default provided there were no other events of default. Under the terms of the forbearance agreements, PRI agreed, among other things, to use commercially reasonable efforts to pursue a sale of the capital stock of the Company or all or substantially all of the Company's assets. The lender under the Credit Agreement entered into a similar forbearance agreement. The above mentioned forbearance agreements have expired and have not been extended. Although the Company is pursuing extension of such forbearance agreements, there can be no assurance that any such forbearance agreement will be extended or that a holder of Group Notes or PRI Notes will not seek to exercise remedies with respect to its debt claims. On August 30, 2000, Group received a notice from two affiliated holders purporting to accelerate the payment of all outstanding principal of, and accrued but unpaid interest on, the Group Notes. Neither the amounts outstanding under the Credit Agreement nor the PRI Notes have been accelerated. The Company announced on April 20, 2000 that it retained the investment banking firm Deutsche Bank Securities, Inc. to assist in the sale of the Company. There can be no assurance whatsoever that any transaction with any third party will take place or, even if one does occur, about the nature and extent of any terms and conditions of any such potential transaction. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


RECENT DEVELOPMENTS

As previously reported, on April 20, 2000, the Company established a Severance Plan to provide severance pay to certain employees who terminate employment with the Company or an affiliate of the Company under certain circumstances. Approximately 39 employees participate in the plan. In no event shall a covered employee who receives, or is eligible to receive, benefits under the Packaging Resources Change of Control Plan be eligible to receive severance pay under the Severance Plan. As of August 31, 2000, no reserve has been established for this Severance Plan or any other activities related to the potential sale of the Company.

As discussed earlier, on April 20, 2000, the Company also announced that it retained the investment banking firm Deutsche Bank Securities, Inc. to assist in the sale of the Company. On August 28, 2000, the Company announced that it had entered into a Stock Purchase Agreement with Group, Sweetheart and Mehiel, relating to a recapitalization of Group and a sale of capital stock of Group. On September 29, 2000, the Company announced that the Stock Purchase Agreement with Sweetheart and Mehiel had been terminated and that a letter of intent had been entered into with Van Leer Holding, Inc., a subsidiary of Huhtamaki Van Leer Oyj, a Finnish company, relating to the proposed sale of all of the capital stock of the Company for a cash purchase price of $185 million. The letter of intent contemplates that PRI will have no debt for borrowed money at the closing. Completion of the transaction will be subject to execution of definitive documentation and certain other conditions, including consent of the holders of the outstanding indebtedness of PRI and its parent, Group. There can be no assurance as to whether or when the proposed transaction will be completed.

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

As previously reported, Pepsi-Cola Company, a division of PepsiCo Inc.("Pepsi"), notified the Company, by letter dated August 8, 2000, that in accordance with the TWIST N' GO-Registered Trademark- Supply Agreement between Pepsi and PRI (the "Supply Agreement"), PRI should reduce its annual production capacity for TWIST N' GO-Registered Trademark- cups by 75% from 100 million cups to 25 million cups. Assuming that PRI is unsuccessful in redeploying the equipment used in the production of the TWIST N' GO-Registered Trademark- cups and is relieved of the associated expense of leasing or owning such equipment pursuant to the Supply Agreement, PRI estimates that Pepsi's reduction will decrease PRI's EBITDA by approximately $4.5 million on an annual basis during the remaining term of the Supply Agreement, which expires in September 2004.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          For a discussion of certain market risks related to the Company, see
          Part I, Item 7a. "Quantitative and Qualitative Disclosure about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000. Based on borrowings outstanding under the Credit Agreement as of August 31, 2000, the Company estimates that a 1% increase in interest rates would result in an approximate $318,000 increase in annual interest expense.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          As previously reported and as discussed earlier, on August 30, 2000, two affiliated holders of Group Notes filed a complaint in the Circuit Court of Lake County, Illinois against Group, the Company and certain of their affiliates alleging that the defendants breached their fiduciary duties owed to the creditors of Group and the Company by entering into the Stock Purchase Agreement with Sweetheart and Mehiel rather than pursuing an alternative transaction. The plaintiffs are seeking, among other things, injunctive relief with respect to the sale contemplated by the Stock Purchase Agreement. The plaintiffs also are seeking to avoid certain payments made by PRI and Group to certain affiliates in connection with the 1996 refinancing of PRI and Group and pursuant to a management agreement between PRI and its indirect parent, HPH Industries, Ltd. The outcome of, and the ultimate liability of the Company, if any, from this lawsuit cannot currently be predicted. The defendants believe the allegations set forth in the complaint are without merit and intend to vigorously defend the lawsuit.

ITEM 2.   CHANGES IN SECURITIES
          N/A

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          The Company did not make the interest payment of $6.4 million due May 1, 2000 on the PRI Notes and did not pay a dividend to its parent, Packaging Resources Group, Inc., in order to fund the interest payment of $1.8 million due May 31, 2000 on the Group Notes. The failure to make these interest payments constitutes defaults under both of the Indentures governing such Notes. In addition, the defaults under the Indentures trigger certain cross-default provisions with respect to the Company's Credit Agreement. The Company entered into forbearance agreements with the certain holders of the PRI Notes and certain holders of the Group Notes pursuant to which such holders agreed to forbear exercise of any remedies, including acceleration of the applicable debt obligations, as a result of the above-described events of default provided there were no other events of default. Under the terms of the forbearance agreements, PRI agreed, among other things, to use commercially reasonable efforts to pursue a sale of the capital stock of the Company or all or substantially all of the Company's assets. The lender under the Credit Agreement entered into a similar forbearance agreement. The above mentioned forbearance agreements have expired and have not been extended. Although the Company is pursuing extension of such forbearance agreements, there can be no assurance that any such forbearance agreement will be extended or that a holder of Group Notes or PRI Notes will not seek to exercise remedies with respect to its debt claims. On August 30, 2000, Group received a notice from two affiliated holders purporting to accelerate the payment of all outstanding principal of, and accrued but unpaid interest on, the Group Notes. Neither the amounts outstanding under the Credit Agreement nor the PRI Notes have been accelerated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          N/A

ITEM 5.   OTHER INFORMATION
          N/A

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) EXHIBITS: The following exhibits are included in this Report on Form 10-Q:
                    27.1      Financial Statement Schedule

          (b) REPORTS ON FORM 8-K: The following reports on Form 8-K were filed during the quarter ended August 31, 2000:
                    A report on Form 8-K, dated August 17, 2000, was filed by PRI which reported under Item 5 that a letter of intent had been entered into with Sweetheart and Mehiel relating to a proposed sale of capital stock of Group.

                    A report on Form 8-K, dated August 23, 2000, was filed by PRI which reported under Item 5 that Pepsi notified PRI that in accordance with the Supply Agreement, PRI should reduce its annual production capacity for Twist N' Go-Registered Trademark- cups by 75% from 100 million cups to 25 million cups.

                    A report on Form 8-K, dated August 28, 2000, was filed by PRI which reported under Item 5 that PRI entered into a Stock Purchase Agreement with Sweetheart and Mehiel relating to a proposed sale of capital stock of Group to Mehiel or an affiliate.

                    A report on Form 8-K, dated September 7, 2000, was filed by PRI which reported under Item 5 that on August 30, 2000, two affiliated holders of PRI Notes and Group Notes filed a complaint alleging, among other things, that the Company breached its fiduciary duties owed to the creditors of PRI and Group by entering into a Stock Purchase Agreement with Sweetheart and Mehiel, rather than pursuing an alternative transaction, and that on August 30, 2000, Group received a notice from the same affiliated holders purporting to accelerate the payment of all outstanding principal of, and accrued but unpaid interest on, the Group Notes.

                    A report on Form 8-K, dated September 29, 2000, was filed by PRI which reported under Item 5 that the previously reported agreement with Sweetheart and Mehiel relating to a proposed sale of capital stock of Group had been terminated and that a letter of intent has been entered into with Van Leer Holding Inc., a subsidiary of Huhtamaki Van Leer Oyj, a Finnish company, relating to a proposed sale of capital stock of PRI for a cash purchase price.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PACKAGING RESOURCES INCORPORATED
                                        Registrant



Date October 16, 2000                   /s/  Jerry J. Corirossi
     ------------------------           ----------------------------------------
                                        Jerry J. Corirossi
                                        Executive Vice President, Finance and
                                        Administration and Chief Financial
                                        Officer and duly authorized officer